Form 10-Q
period 1997-09-30
BERINGER WINE ESTATES HOLDINGS INC
filed 1997-12-10
CIK 1041891

FORM 10-Q

                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                                        OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 000-23175


                                       Beringer Wine Estates Holdings, Inc.
                              (Exact name of Registrant as specified in its
                                                  charter)

Delaware                                                     68-0370340
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1000 Pratt Avenue
St. Helena, CA 94574
(Address of principal executive offices)  (Zip code)

                                                  (707) 963-7115
                             Registrant's telephone number including area code)

                                                  Not applicable
               (Former name, former address, and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X (1) No X (2)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Class A Common Stock 1,416,962 shares at November 3, 1997.Class B Common Stock 17,338,946 shares at November 3, 1997.

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets

(in thousands, except share and per share data)

                                                           September 30, 1997    June 30,1997
                                                                                   (unaudited)
ASSETS
Current assets
     Cash                                                                                 $112            $115
     Accounts receivable-trade, net                                                     29,211          28,226
     Inventories                                                                       260,964         214,097
     Prepaids and other current assets                                                   3,244           5,024
                                                                        ----------------------- ---------------
          Total current assets                                                         293,531         247,462

Property, plant and equipment                                                          219,061         212,378
Investments                                                                                238             267
Other assets, net                                                                        7,246           7,077
                                                                        ----------------------- ---------------
          Total assets                                                                $520,076        $467,184
                                                                        ----------------------- ---------------

LIABILITIES, REDEEMABLE PREFERRED STOCK, COMMON
STOCK AND OTHER STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable-trade                                                            $50,615         $10,114
     Book overdraft liability                                                            8,219           2,001
     Accrued trade discounts                                                             2,768           2,461
     Accrued payroll, bonuses and benefits                                               3,721           3,661
     Accrued interest                                                                    5,574           5,998
     Other accrued expenses                                                              5,301           5,698
     Deferred tax liabilities                                                            2,322           4,104
     Current portion of long-term debt                                                   3,800           3,714
                                                                        ----------------------- ---------------
          Total liabilities                                                             82,320          37,751
                                                                        ----------------------- ---------------

Line of credit                                                                         112,800         104,000
Long-term debt, less current portion                                                   210,453         211,398
Deferred tax liabilities                                                                30,626          29,368
Other liabilities                                                                        5,834           6,333
                                                                        ----------------------- ---------------
          Total liabilities                                                            442,033         388,850
                                                                        ----------------------- ---------------

Redeemable preferred stock:
     Redeemable Series A Preferred Stock, $0.01 par value; stated at redemption value, less non-accreted  discount of $2,561,000 and $2,623,000, including cumulative dividends in arrears;  2,000,000 shares authorized; 382,684 and
     369,640 shares issued and
     outstanding                                                                        35,708          34,341
                                                                        ----------------------- ---------------

Common stock and other  stockholders'  equity:  Class A Common Stock, $0.01 par value; 2,000,000 shares authorized; 1,019,980 shares issued and
     Outstanding                                                                            10              10
     Class B Common Stock, $0.01 par value; 38,000,000 shares
     authorized; 11,784,316 and 11,716,212 shares issued and
     outstanding                                                                           117             117
     Notes receivable from stockholders                                                  (636)           (636)
     Warrants                                                                            1,848           1,848
     Additional paid-in capital                                                         56,485          57,470
     Accumulated deficit                                                              (15,489)        (14,816)
                                                                        ----------------------- ---------------
          Total common stock and other stockholders equity                              42,335          43,993
                                                                        ----------------------- ---------------
     Total redeemable preferred stock, common stock and other
     stockholders equity                                                                78,043          78,334
                                                                        ----------------------- ---------------
     Total liabilities, redeemable preferred stock, common stock
     and other stockholders equity                                                    $520,076        $467,184

                                                                        --------
         See notes to consolidated financial statements.



Consolidated Statements of Operations
(unaudited, in thousands, except per share data)                                Three Months ended September 30,
                                                                                          1997                  1996

Gross revenues                                                                         $68,921               $58,786
Less excise taxes                                                                        3,111                 2,825
                                                                        ----------------------- ---------------------
Net revenues                                                                            65,810                55,961

Cost of goods sold                                                                      39,166                43,236
                                                                        ----------------------- ---------------------
Gross profit                                                                            26,644                12,725

Selling, general and administrative expenses                                            21,195                14,905
                                                                        ----------------------- ---------------------
Operating income (loss)                                                                  5,449               (2,180)

Other income (expense):
   Interest expense                                                                    (7,022)               (6,267)
   Other, net                                                                              628               (1,247)
                                                                        ----------------------- ---------------------
Loss before income taxes                                                                 (945)               (9,694)
Benefit of income taxes                                                                    272                 4,876
                                                                        ----------------------- ---------------------
Net loss                                                                                 (673)               (4,818)

Cumulative preferred stock dividend and
accretion of discount                                                                  (1,367)               (1,193)
                                                                        ----------------------- ---------------------

Net loss allocable to common stockholders                                             $(2,040)              $(6,011)
                                                                        ----------------------- ---------------------

Loss per share:
   Primary                                                                             $(0.16)               $(0.51)
                                                                        ----------------------- ---------------------
   Supplemental (Note 3)                                                               $(0.26)
                                                                                       -------
                                                                        -----------------------

Weighted average number of common shares and equivalents outstanding:
   Primary                                                                              12,912                11,725
                                                                        ----------------------- ---------------------
   Supplemental                                                                         18,432

                                                                        --------

See notes to consolidated financial statements.




Consolidated Statements of Cash Flows
(unaudited, in thousands)
                                                                                Three Months ended September 30
                                                                                          1997                  1996

Cash flows from operating activities:
     Net loss                                                                           $(673)              $(4,818)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
          Deferred taxes                                                                 (524)              (13,742)
          Depreciation and amortization                                                  2,684                 1,525
          Provision for doubtful accounts                                                    3                     0
          Other                                                                             82                   (8)
     Change in assets and liabilities:
          Accounts receivable-trade                                                      (988)                    65
          Inventories                                                                 (46,867)              (11,811)
          Prepaids and other assets                                                      1,479                 1,539
          Accounts payable-trade                                                        40,501                22,780
          Book overdraft liability                                                       6,218                     -
          Accrued trade discounts                                                          307                 (957)
          Accrued payroll, bonuses and benefits                                             60                 (232)
          Accrued interest                                                               (424)                 (350)
          Other accrued expenses                                                         (397)                   970
          Income taxes payable                                                               -                 3,616
          Other liabilities                                                              (499)                   833
                                                                        ----------------------- ---------------------
               Net cash provided by (used in) operating activities                         962                 (590)
                                                                        ----------------------- ---------------------

Cash flows from investing activities:
     Acquisitions of property, plant and equipment                                     (9,189)               (3,127)
     Distribution from investments                                                          29                     -
                                                                        ----------------------- ---------------------
              Net cash used in investing activities                                    (9,160)               (3,127)
                                                                        ----------------------- ---------------------

Cash flows from financing activities:
     Net proceeds from long-term debt and line of credit                                 7,895                 2,558
     Repayments to Nestle                                                                    -               (2,375)
     Issuance of common stock                                                                -                   826
     Issuance of preferred stock                                                             -                   318
     Exercise of stock options                                                             300                     -
                                                                        ----------------------- ---------------------
              Net cash provided by financing activities                                  8,195                 1,327
                                                                        ----------------------- ---------------------

Net decrease in cash                                                                       (3)               (2,390)
Cash at beginning of period                                                                115                14,223
                                                                        ----------------------- ---------------------
Cash at end of period                                                                     $112               $11,833
                                                                                          ----               -------

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 1997 and its results of operations and its cash flows for the three month periods ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission
(File No. 333-34443).

NOTE 2 - INVENTORIES

         Inventories consist of the following (in thousands):


                                                       September 30, 1997               June 30, 1997

Wine in production                                        $120,486                        $89,890
Cased goods and retail                                     133,185                        104,485
costs and supplies                                           7,283                         19,722
Total                                                     $260,954                       $214,097

         Included in inventories at September 30, 1997 and June 30, 1997 were $39,616,000 and $47,468,000 respectively, of step-up remaining from applying purchase accounting relative to the acquisitions of Beringer Wine Estates Company, Chateau St. Jean, and Stags' Leap Winery.

NOTE 3 - LOSS PER SHARE

        Loss per common share is computed using the weighted average number of Class A and B common and common equivalent shares, if dilutive, outstanding during each period. Common equivalent shares consist of stock options and warrants (using the "treasury stock" method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, such computations include all common and common equivalent shares issued within the twelve months preceding the initial public offering (Note 4) as if they were outstanding for all periods presented, using the treasury stock method and an initial public offering price of $26 per share, regardless of their anti-dilutive impact.

         For the supplemental loss per common and common equivalent share calculation, common shares sold by the Company to the public pursuant to the initial public offering were added to the weighted average number of common shares computed for primary loss per share to determine the supplemental weighted average number of common shares outstanding. Supplemental net loss was determined assuming the public offering took place on July 1, 1997 with net proceeds  of  $24.05  per  share.  It was also  assumed  that  the net proceeds
($132,760,000) were used to repurchase all of the outstanding shares of preferred stock, repay all of the outstanding senior subordinated notes, including a prepayment penalty of $3,150,000, and repay $49,904,000 and $6,000,000 of the line of credit and long-term debt, respectively. The resulting reduction in net loss allocable to common stockholders from adding back the preferred stock dividend and accretion of discount and interest expense (net of income taxes), and the additional net loss allocable to common stockholders from the early redemption of the preferred stock and the extraordinary loss on the early redemption of the subordinated notes (net of income taxes) of $1,367,000, $1,363,000, $2,623,000, and $2,805,000 respectively, for the quarter ended September 30, 1997, was added to the net loss to determine supplemental net loss. Supplemental net loss was divided by the supplemental weighted average number of common shares outstanding to determine supplemental loss per share.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), Earnings per Share. This Statement establishes new accounting standards for the computation and manner of presentation of the Company's earnings per share. The Company will be required to adopt the provisions of FAS 128 for the quarter ending December 31, 1997. Earlier application is not permitted. The Company does not believe the adoption of FAS 128 will have a material impact on earnings per share data.

NOTE 4 - SUBSEQUENT EVENT - INITIAL PUBLIC OFFERING

         On  November  3,  1997,  Beringer  Wine  Estates  Holdings,  Inc.  sold
4,920,000 shares of Class B Common Stock to the public utilizing a group of underwriters led by Goldman, Sachs & Co., Donaldson, Lufkin, & Jenrette, Hambrecht & Quist, and Smith-Barney, Inc., and 600,000 shares of Class B Common Stock directly to holders of the Series A Preferred Stock. The public offering netted the Company $132,760,000 which was used to retire all of the outstanding subordinated notes, including a prepayment penalty of $3,150,000, redeem all of the Series A Preferred Stock, and retire $49,904,000 and $6,000,000 of the line of credit and long-term senior debt, respectively. The early retirement of the subordinated notes resulted in an extraordinary loss of $4,658,000 that included a prepayment penalty and the unamortized discount. The early redemption of the Series A Preferred Stock resulted in a $2,478,000 reduction of net income allocable to common stockholders, which represented the difference on the redemption date between the carrying amount and the redemption amount of the Series A Preferred Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

         Beringer Vineyards was founded in 1876. The business remained family owned until 1971, when it was acquired by a subsidiary of Nestle S.A. On January 1, 1996, an investment group led by Texas Pacific Group acquired the Company from Nestle Holdings, Inc. (the "Acquisition"). The Company's operations were subsequently expanded with the acquisitions of Chateau St. Jean in April 1996 and Stags' Leap Winery in February 1997.

         The Acquisition and the related accounting treatment have impacted the Company's financial results in two significant ways. Financial results have been most significantly impacted by an increase in the cost of goods sold resulting from the increase of inventory balances to their fair market values less costs of completion and sale (the "inventory step-up") in accordance with purchase accounting rules applied to record the Acquisition. See "Effect of Inventory Step-Up". In addition, the Company's earnings have been negatively affected by significant interest expense related to the debt incurred to finance the Acquisition. See "Interest and Other Income/Expense".

Effect of Inventory Step-Up

         The Acquisition was recorded using the purchase accounting method. Under this method, the purchase price is allocated to the assets and liabilities of the acquired company in the order of their liquidity and based on their estimated fair market values at the time of the transaction. When the Company was acquired in January 1996, $101.9 million of the purchase price in excess of book value was allocated to the Company's inventory on hand at the transaction date. Subsequent acquisitions have resulted in additional inventory step-ups. The 1996 purchase of Chateau St. Jean resulted in $6.4 million in inventory step-up and the 1997 acquisition of Stags' Leap Winery resulted in $14.6 million in inventory step-up. The Company uses the "first-in, first-out" ("FIFO") method of inventory accounting. As the inventory on hand at the transaction dates is sold in the normal course of business under the FIFO method of accounting, costs of the wine sold are charged to cost of goods sold, including the amount of the inventory step-up allocated to the wine sold. As this inventory step-up is charged to cost of goods sold, it reduces the Company's gross profit and its overall operating results. The charges to cost of goods sold resulting from the inventory step-up are non-cash items and are expected to affect the Company's reported performance at decreasing levels through fiscal year 2000. As the inventory step-up will affect the Company's reported financial results only in the near term, the Company's historical results for the three months ended September 30, 1996 and 1997 are not necessarily indicative of the Company's future performance.

Results of Operations

Net Revenues

         Net revenues for the first quarter of fiscal 1998 were $65.8 million, an increase of 17.6% over the first quarter of fiscal 1997 net revenue of $56.0 million. Shipments of nine liter case equivalents increased 7.8% in the first quarter of fiscal 1998 to 1.211 million cases from 1.123 million cases in the first quarter of fiscal 1997. Net unit revenues averaged $54.34 in the first quarter of fiscal 1998, a 9.0% increase over net unit revenues of $49.87 in the first quarter in fiscal 1997.

Cost of Goods Sold

         Cost of goods sold for the first quarter of fiscal 1998 was $39.2 million and included $7.9 million of non-cash charges resulting from the inventory step-up. For the first quarter of fiscal 1997 cost of goods sold was $43.2 million, which included non-cash charges resulting from the inventory step-up of $15.2 million.

         Cost of goods sold, excluding non-cash charges resulting from the inventory step-up, for the first quarter of fiscal 1998 was $31.3 million, compared with $28.1 million in the first quarter of fiscal 1997. Cost of goods sold, excluding non-cash charges resulting from the inventory step-up, was 47.6% of net revenues in the first quarter of fiscal 1998, compared with 50.2% of net revenues in the first quarter of fiscal 1997. Cost of goods sold, excluding non-cash charges resulting from the inventory step-up, was $25.85 per case for the first quarter of fiscal 1998, compared with $25.02 per case for the first quarter of fiscal 1997; a 3.3% increase in average cost of goods sold per case.

Gross Profit

         Gross profit for the first quarter of fiscal 1998 was $26.6 million, compared with $12.7 million in the first quarter of fiscal 1997. Gross profit, stated as a percentage of net revenue, was 40.5% in the first quarter of fiscal 1998, compared with 22.7% in the first quarter of fiscal 1997.

         Gross profit, excluding non-cash charges resulting from the inventory step-up, was $34.5 million in the first quarter of fiscal 1998, compared with $27.9 million in the first quarter of fiscal 1997. Gross profit, excluding non-cash charges resulting from the inventory step-up, was 52.4% of net revenue in the first quarter of fiscal 1998, compared with 49.9% of net revenue in the first quarter of fiscal 1997. Gross margin averaged $28.49 per case in the first quarter of fiscal 1998, compared with $24.84 per case in the first quarter of fiscal 1997; a 14.7% increase in average gross profit per case.

         The following table illustrates the effect of the inventory step-up on cost of good sold and gross profit:

                                  Gross Profit With and Without Inventory Step-Up
                                                   ($ Millions)

                                                            Quarter Ended September 30
                                                  As Reported                         Proforma
                                                With Inventory                    Without Inventory
                                                    Step-Up                            Step-Up

                                              1997             1996              1997              1996
Net Revenues                                 $65.8            $56.0             $65.8             $56.0
Cost of Goods Sold                            31.3             28.1              31.3              28.1
Step-Up                                        7.9             15.2               0.0               0.0

Profit                                       $26.6            $12.7             $34.5             $27.9

As a percent of net revenues                 40.5%            22.7%             52.4%             49.9%


Operating Expenses

         Operating expenses for the first quarter of fiscal 1998 were $21.2 million, a 42.2% increase from the first quarter of fiscal 1997. These amounts, expressed as a percentage of net revenue, were 32.2% in the first quarter of fiscal 1998, compared with 26.6% in the first quarter of fiscal 1997. The timing of media advertising expenditures and other marketing and sales promotional activities accounted for the majority of the increase. Increased expenditures associated with the initial public offering accounted for a portion of the increase.

Operating Income

         Operating income for the first quarter of fiscal 1998 was $5.4 million, compared with an operating loss of $2.2 million in the first quarter of fiscal 1997. Operating income, expressed as a percent of net revenue, was 8.3% in the first quarter of fiscal 1998, compared with an operating loss in the first quarter of fiscal 1997.

         Operating income, excluding non-cash charges resulting from the inventory step-up, was $13.3 million for the first quarter of fiscal 1998, compared with $13.0 million in the first quarter of fiscal 1997. These amounts were 20.2% of net revenue in the first quarter of fiscal 1998, compared with 23.2% of net revenue in the first quarter of fiscal 1997.

         The following table illustrates the effect of the inventory step-up on operating income:

                                Operating Income With and Without Inventory Step-Up
                                                   ($ Millions)
                                                            Quarter Ended September 30
                                                  As Reported                         Proforma
                                                With Inventory                    Without Inventory
                                                    Step-Up                            Step-Up


                                               1997             1996             1997              1996

Operating Income                               $5.4            ($2.2)           $13.3             $13.0
As a percent of net revenues                   8.2%            (3.8%)           20.2%             23.2%


Interest and Other Income/Expense

         Combined interest and other income/expense was $6.4 million for the first quarter of fiscal 1998. This represents a 14.9% reduction from the first quarter of fiscal 1997. Interest and other income/expense, expressed as a percentage of net sales, was 9.7% for the first quarter of fiscal 1998, compared with 13.4% in the first quarter of fiscal 1997.

Income (Loss) Before Taxes

         The Company reported a $945,000 loss before income taxes for the quarter ended September 30, 1997. This compares with a pre-tax loss of $9.7 million in the same quarter of fiscal 1997. Excluding the non-cash charges resulting from the inventory step-up, pre-tax profit was $6.9 million for the first quarter of fiscal 1998, compared with $5.5 million in the first quarter of fiscal 1997. This represents a 25.9% increase in pre-tax income for the first quarter of fiscal 1998. Pre-tax profits, excluding non-cash charges resulting from the inventory step-up, was 10.5% of net revenue in the first quarter of fiscal 1998, compared with 9.8% of net revenue in the first quarter of fiscal 1997.

         The following table illustrates the effect of the inventory step-up on income (loss) before taxes:

                           Income (Loss) Before Taxes With and Without Inventory Step-Up
                                                   ($ Millions)

                                                            Quarter Ended September 30
                                                  As Reported                         Proforma
                                                With Inventory                    Without Inventory
                                                    Step-Up                           Step-Up

                                               1997              1996           1997              1996
Income (Loss) Before Taxes                     $6.9              $5.5          ($0.9)            ($9.7)
As a percent of net revenues                  10.5%              9.8%          (1.4%)           (17.3%)

Income Tax Provision (Benefit)

         The Company reported pre-tax losses in the quarters ended September 30, 1997 and 1996, resulting in income tax benefits in both periods. The rate of tax benefits on these losses resulted from differences between book and tax bases of inventory and property and the amortization of tax goodwill, which is not recognized for book purposes. During the first quarter the effective tax benefit rate 28.8%. During the first quarter of fiscal 1997, the tax benefit rate was 50.3%.

         Excluding the non-cash charges resulting from the inventory step-up, there were pre-tax profits in both years. For the first quarter of fiscal 1998, a proforma tax provision of $2.4 million was calculated, reflecting an effective proforma tax rate of 35.0%. A proforma tax provision of $1.9 million was calculated for the first quarter of fiscal 1997, reflecting an effective proforma tax rate of 35.0%.

Net Income (Loss)

         The Company reported a $673,000 net loss during the first quarter of fiscal 1998, compared with a $4.8 million net loss during the first quarter of fiscal 1997.

         Net income, excluding non-cash charges resulting from the inventory step-up, increased 25.9% to $4.5 million in the first quarter of fiscal 1998, from $3.6 million in the first quarter of fiscal 1997. Net income, excluding non-cash charges resulting from the inventory step-up, was 6.8% of net revenue for the first quarter of fiscal 1998, compared with 6.4% of net revenue for the first quarter of fiscal 1997.

         The following table illustrates the effect of the inventory step-up on net income (loss):

                               Net Income (Loss) With and Without Inventory Step-Up
                                                   ($ Millions)

                                                            Quarter Ended September 30
                                                  As Reported                         Proforma
                                                With Inventory                    Without Inventory
                                                    Step-Up                          Step-Up

                                              1997              1996             1997              1996
Net Income (loss)                            ($0.7)            ($4.8)            $4.5              $3.6
As a percent of net revenues                 (1.0%)            (8.6%)            6.8%              6.4%


Preferred Stock Dividends and Accretion

         Preferred stock dividends and accretion were $1.4 million in the first quarter of fiscal 1998, compared with $1.2 million in the first quarter of fiscal 1997. The preferred stock has been redeemed, subsequent to the end of the first quarter of fiscal 1998. (See "Liquidity and Capital Resources")

Earnings (Loss) Per Share

         Earnings per common share and as-reported loss per common share have been computed using the weighted average number of common and common equivalent shares, if dilutive, outstanding during each period. Common equivalents are calculated using the "treasury stock" method.

         The Company had a net loss of $0.16 per share for the first quarter of fiscal 1998, after preferred dividends and accretion, calculated on a basis of
12.9 million outstanding shares. The Company had a net loss of $0.51 per share for the first quarter of fiscal 1997, after preferred dividends and accretion, calculated on a basis of 11.7 million outstanding shares.

         Net income to common stockholders, excluding non-cash charges resulting from the inventory step-up, was $3.1 million or $0.22 per share for the first quarter of fiscal 1998, after preferred dividends and accretion, calculated on a basis of 14.3 million outstanding shares. This represents a 22% increase over the first quarter of fiscal 1997, when net income to common stockholders, excluding non-cash charges resulting from the inventory step-up, was $2.4 million or $0.18 per share, after preferred dividends and accretion calculated on a basis of 13.1 million outstanding shares.

Liquidity and Capital Resources

         Working capital at September 30, 1997 was $211.2 million, compared to $209.7 million at June 30, 1997.

         The Company used both senior and subordinated long-term debt to finance the Acquisition and obtained a revolving line of credit that is classified as long term debt due to its expiration date of January 2001.

         Credit arrangements have been restructured since the Acquisition and the new credit facilities have been used, in conjunction with cash from operations, to finance operating needs, capital expenditures and acquisitions. The credit arrangements were restructured on October 24, 1997 in anticipation of the de-leveraging of the Company resulting from its initial public offering. See
Exhibit 10.7(b), "Second Amendment to Second Amended and Restated Credit Agreement". At September 30, 1997, long-term debt outstanding was $214.3 million and the line of credit balance was $112.8 million, leaving $33.7 million available under the terms of this line, after taking into consideration an outstanding letter of credit of $3.5 million. Interest expense (excluding interest payments capitalized to ongoing development activities) for the first quarter of fiscal 1998 was $7.0 million. In November, 1997 the Company used the net proceeds of its initial public offering to:

         Retire all the outstanding Subordinated Notes, including prepayment penalties and interest, in the amount of $39.1 million; Repay $49.9 million of its line of credit; Repay $6.0 million of its long term senior debt; Redeem all of the Series A Preferred Stock, at the redemption value of $38.7 million.

         The Company expects that this reduction in debt, partially offset by increased financing as a result of the large 1997 harvest, will result in a reduction of interest expense for fiscal 1998, as compared with fiscal 1997.

         The Company anticipates that current capital, combined with cash from operations and the availability of cash from additional borrowings, will be sufficient to meet its liquidity and capital expenditures requirements through the end of fiscal 1998.

Forward-Looking Statements

         This Form 10-Q and other information provided from time to time by the Company contains historical information as well as forward-looking statements about the Company, the premium wine industry and general economic conditions. These forward-looking statements include, for example, projections about the overall health of the economy, the future consumer demand for premium wine, and other projections particular to the Company. These projections include, without limitation, estimates of sales and earnings growth, costs of labor and packaging materials, and interest rates.

         Actual results may differ materially from the Company's current projections. A shift in consumer preferences and demand for premium wine, competition from other premium wine companies, and agricultural risks, among other conditions, may affect the Company's forecasts.

         For additional cautionary statements and risks which could cause results to differ materially from the Company's forward-looking statements, please refer to the "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Prospectus, dated October 28, 1997. For these and other reasons, no forward-looking statements by the Company can or should be taken as a guarantee of what will occur in the future.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         Written Consent, dated September 19, 1997, which was unanimously approved by all stockholders, without abstention, approving: the Company's amended and restated Certificate of Incorporation; the Certificate of Amendment to the Certificate of Incorporation; the amendment and restatement of the Company's 1996 Stock Plan; adoption of the Employee Stock Purchase Plan; adoption of the 1998 Stock Plan; the form of Indemnity Agreement between the Company and its officers and directors; and the waiver of certain voting provisions of the Amended and Restated Stockholders' Rights Agreement and Voting Agreement, dated as of June 7, 1996.

Item 5.  Other Information

         The Company completed its initial public offering of 4,920,000 shares its Class B Common Stock and a direct offering of 600,000 shares of Class B Common Stock to the holders of its Series A Preferred Stock in November 1997. The total proceeds were $133,860,000.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

     Exhibit 11 Statement re Computation of Per Share Earnings.

     Exhibit 10.7(b) Second Amendment to Second Amended and Restated Credit Agreement, dated October 24, 1997.

     Exhibits 10.1 (1996 Stock Plan),  10.4  (Employee  Stock Purchase Plan) and
     10.5 (1998 Stock Plan) to the Company's Registration Statement on Form S-1, dated October 28, 1997, are incorporated herein by reference.

(b)      Reports on Form 8-K None.



                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Beringer Wine Estates Holdings, Inc.

Date:  December 8, 1997              By:_Peter F. Scott___________
                           -             --------------
                                         Peter F. Scott, Senior Vice President,
                                         Finance and Operations and CFO






                                                    Exhibit 11
                                       Beringer Wine Estates Holdings, Inc.
                               Statement Regarding Computation of Per Share Earnings
                                       (In thousands, except per share data)
                                                                                          Proforma                    Computation of
                                                Computation of Primary             Computation of Primary              Supplemental
                                                    Loss Per Share                     Loss Per Share                 Loss Per Share

                                                                                                                       Three Months
                                                     Three months                       Three months                       ended
                                                  ended September 30,                ended September 30,               September 30,
                                                1997             1996              1997              1996                  1997

Weighted average number of common
  shares outstanding during the period         12,802            11,725           12,802            11,725                12,802

Common Stock equivalents considered to
  be outstanding for period presented (1)         110              -               1,487             1,377                   110

Shares sold pursuant to the Company's
  initial public offering                                                                                                  5,520

Total                                          12,912            11,725           14,289            13,102                18,432

Net loss allocable to common stockholders    $(2,040)          $(6,011)         $(2,040)          $(6,011)              $(2,040)

Add back inventory step-up, net of
  income taxes                                                                     5,163             8,383

                                                                                  $3,123            $2,372


Add back  preferred  stock  dividend and
 accretion of discount,  interest on the
 senior subordinated notes and interest
 on the line of credit and term debt,
 net of income taxes                                                                                           2,730

Less the preferred stock  redemption  price
 in excess of the carrying amount and
 the  extraordinary  loss on the early
 redemption of the senior  subordinated
 notes, net of income taxes                                                                                                 (5,428)

                                                                                                                           $(4,738)

Primary loss per share                        $(0.16)           $(0.51)

Proforma primary earnings per share                                                $0.22             $0.18

Supplemental loss per share (unaudited)                                                                                  $(0.26)


         (1) Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, the calculation of Common Stock equivalents includes all common and common equivalent shares issued within the twelve months preceding the initial filing date of the Company's Registration Statement as if they were outstanding for all periods presented, using the treasury stock method and an assumed intitial public offering price, regardless of their anti-dilutive impact.




                                                  Exhibit 10.7(b)
                                   SECOND AMENDED AND RESTATED CREDIT AGREEMENT
                                           Dated as of February 28, 1997
                                                       among
                                           BERINGER WINE ESTATES COMPANY
                                                    as Borrower
                                                        and
                                      PACIFIC COAST FARM CREDIT SERVICES, ACA
                                                    COBANK, ACB
                                               BANK OF AMERICA NT&SA
                                       GENERAL ELECTRIC CAPITAL CORPORATION
                           COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A.
                                        RABOBANK NEDERLAND, NEW YORK BRANCH
                                                 BANKBOSTON, N.A.
                                                    as Lenders
                                                        and
                                      PACIFIC COAST FARM CREDIT SERVICES, ACA
                                           as the Agent for the Lenders
               as Modified by: First Amendment to Second Amended and Restated
                                              Credit Agreement Dated as of
                                                  October 1, 1997
            endment to Second Amended and Restated Credit Agreement Dated as of October 24, 1997

                                                 TABLE OF CONTENTS

                                                                        Page

             ARTICLE I.


                      GENERAL TERMS                                       3
             1.1      Certain Defined Terms                               3
             1.2      Accounting Terms                                   32
             1.3      Certain Matters of Construction                    32

             ARTICLE II.

                      AMOUNT AND TERMS OF CREDIT                         33
             2.1      Revolving Advances.                                33
             2.1A     Swingline Loan                                     37
             2.2      Term Loan                                          38
             2.3      Mandatory Prepayments; Application Thereof         40
             2.4      Other Prepayments                                  42
             2.5      Interest on Revolving Advances                     44
             2.6      Interest on Term Loan                              46
             2.7      Other Interest Provisions                          49
             2.8      Fees                                               52
             2.9      Purchase of Farm Credit Stock                      55
             2.10     Receipt of Payments                                55
             2.11     Application and Allocation of Payments
                      Prior to the Occurrence of an Event of Default     55
             2.12     Accounting                                         56
             2.13     Taxes                                              57
             2.14     Capital Adequacy                                   58
             2.15     Eligible Accounts                                  59
             2.16     Eligible Inventory                                 61
             2.17     Valuation of Inventory                             63
             2.18     Eligible Wine Barrels                              63
             2.19     Requests to Refinance Revolving Loan               64
             2.20     Swap Loss Obligations                              65

             ARTICLE III.

                      COLLATERAL                                         66
             3.1      Borrower's Obligations                             66
             3.2      Further Assurances                                 66

             ARTICLE IV.

                      CONDITIONS PRECEDENT TO ADVANCES                   67
             4.1      Conditions to First Amendment Closing Date         67
             4.2      Conditions to Each Revolving Advance,
                      Letter of Credit Obligation and the Term Loan      68

             ARTICLE V.

                      REPRESENTATIONS AND WARRANTIES                     69
             5.1      Corporate Existence; Compliance with Law           69
             5.2      Executive Offices                                  70
             5.3      Subsidiaries                                       70
             5.4      Corporate Power; Authorization; Enforceable
                       Obligations                                       70
             5.5      Solvency                                           71
             5.6      Financial Statements                               71
             5.7      Projections                                        71
             5.8      Ownership of Property; Liens                       72
             5.9      No Default                                         73
             5.10     Burdensome Restrictions                            73
             5.11     Labor Matters                                      73
             5.12     Other Ventures                                     74
             5.13     Investment Company Act                             74
             5.14     Margin Regulations                                 74
             5.15     Taxes                                              74
             5.16     ERISA                                              75
             5.17     No Litigation                                      77
             5.18     Brokers                                            77
             5.19     Stock Acquisition                                  77
             5.20     Outstanding Stock; Options; Warrants, Etc.         78
             5.21     Employment and Labor Agreements                    78
             5.22     Patents, Trademarks, Copyrights, and Licenses      78
             5.23     Full Disclosure                                    78
             5.24     Liens                                              78
             5.25     No Material Adverse Effect                         79
             5.26     Hazardous Materials                                79
             5.27     Insurance Policies                                 79
             5.28     Deposit and Disbursement Accounts                  80
             5.29     PACA                                               81
             5.30     Correctness of Disclosure Schedule                 81

             ARTICLE VI.

                      FINANCIAL STATEMENTS AND INFORMATION               81
             6.1      Reports and Notices                                81
             6.2      Communication with Accountants                     84

             ARTICLE VII.

                      AFFIRMATIVE COVENANTS                              84
             7.1      Maintenance of Existence and Conduct of Business   84
             7.2      Payment of Obligations                             85
             7.3      Agent's and Lenders' Bank Fees                     85
             7.4      Books and Records                                  86
             7.5      Litigation                                         86
             7.6      Insurance                                          86
             7.7      Compliance with Laws                               87
             7.8      Agreements                                         87

             7.9      Supplemental Disclosure                            88
             7.10     Employee Plans                                     88
             7.11     Environmental Matters                              88
             7.12     Subsidiary                                         88
             7.13     Maintenance of Equipment and Fixtures              89
             7.14     Syndication                                        89
             7.15     Payment of Grower Payables                         89
             7.16     Payment of Leases.                                 89
             7.17     Interest Rate Protection                           89
             7.18     Notification Regarding Subordinated Debt           90
             7.19     Proceeds of Second Restatement Stock.              90

             ARTICLE VIII.

                      NEGATIVE COVENANTS                                 90
             8.1      Mergers, Etc.                                      90
             8.2      Investments; Loans and Advances                    90
             8.3      Indebtedness                                       91
             8.4      Capital Structure                                  93
             8.5      Maintenance of Business                            93
             8.6      Transactions with Affiliates                       94
             8.7      Guaranteed Indebtedness                            94
             8.8      Liens                                              94
             8.9      Sales of Assets                                    94
             8.10     Cancellation of Claims.                            95
             8.11     Events of Default                                  95
             8.12     Restricted Payments                                96
             8.13     Payment or Modification of Subordinated Debt       96
             8.14     Intentionally Omitted.                             96
             8.15     Termination of Real Property Leases                96
             8.16     ERISA                                              97
             8.17     Intentionally Omitted.                             97
             8.18     Intentionally Omitted.                             97
             8.19     Hazardous Materials                                97
             8.20     PACA License                                       98
             8.21     Financial Covenants                                98
             8.22     Compliance With Subordinated Debt Documents        99

             ARTICLE IX.

                      INDEMNITY                                          99
             9.1      Indemnification                                    99
             9.2      No Control                                        100

             ARTICLE X.

                      EVENTS OF DEFAULT; RIGHTS AND REMEDIES            100
             10.1     Events of Default                                 100
             10.2     Acceleration; Remedies                            104
             10.3     Distribution and Application of Amounts
                       Received After an Event of Default               105
             10.4     Waivers by Borrower                               107

             ARTICLE XI.

                      AGENCY                                            107
             11.1     Appointment                                       107
             11.2     Delegation of Duties                              107
             11.3     Limitation of Liability                           108
             11.4     Reliance by Agent                                 108
             11.5     Notice of Defaul                                  109
             11.6     Non-Reliance on Agent and the Other Lenders       109
             11.7     Indemnification                                   110
             11.8     Payments                                          110
             11.9     Agent in Its Individual Capacity                  111
             11.10    Successor Agent                                   111
             11.11    Applicability of this Article to Borrower         111
             11.12    Agent's Authority To Equalize Percentages
                       of Revolving Lenders                             112

             ARTICLE XII.

                      ASSIGNMENTS AND PARTICIPATIONS                    112
             12.1     Successors and Assigns                            112
             12.2     Assignments                                       112
             12.3     Participations                                    114
             12.4     Disclosure                                        115

             ARTICLE XIII.

                      MISCELLANEOUS                                     115
             13.1     Complete Agreement; Modification of Agreement     115
             13.2     Fees and Expenses                                 116
             13.3     Access and Annual Audit                           117
             13.4     Set-off; Sharing; Limitation on Swap Lender       118
             13.5     No Waiver by Agent or Lenders                     120
             13.6     Remedies                                          120
             13.7     Severability                                      120
             13.8     Parties                                           120
             13.9     Conflict of Term                                  120
             13.10    Authorized Signature                              120
             13.11    GOVERNING LAW                                     121
             13.12    Notices                                           121
             13.13    Survival                                          124
             13.14    Section Titles                                    124
             13.15    Counterparts                                      124
             13.16    Performance Always Due on Business Day            124
             13.17    MUTUAL WAIVER OF JURY TRIAL                       125
             13.18    Revival of Obligations                            125
             13.19    Time of the Essence                               126
             13.20    No Third Party Beneficiaries                      126
             13.21    Payments in Immediately Available Funds           126

                                                 INDEX OF EXHIBITS


             Exhibit A       - Form of Borrowing Base Certificate
             Exhibit B       - Lenders' Percentages
             Exhibit C       - Schedule of Documents
             Exhibit C-1     - Third Amendment Schedule
             Exhibit C-2     - Second Restatement Schedule
             Exhibit D       - Form of Notice of Revolving Advance
             Exhibit E       - Form of Bill of Sale
             Exhibit F       - Schedule of Special Real Property
             Exhibit G       - Form of Certification Regarding Compliance with
                                   Financial Covenants
             Exhibit H       - Term Loan Tranche B Principal Amortization
                                   Schedule


                THIS SECOND AMENDED AND RESTATED CREDIT AGREEMENT
             ("Agreement"), dated as of February 28, 1997, is by and among BERINGER WINE ESTATES COMPANY, a Delaware corporation ("Borrower"), formerly known as WINE WORLD ESTATES COMPANY ("Wine World"), and PACIFIC COAST FARM CREDIT SERVICES, ACA, ("Pacific Coast"), COBANK, ACB ("CoBank"), BANK OF AMERICA NT&SA ("Bank of America"), GENERAL ELECTRIC CAPITAL CORPORATION ("GEECapital"), COOPERATIEVE CENTRALE RAIFFEISEN-BOERENLEENBANK B.A., RABOBANK NEDERLAND, NEW YORK BRANCH ("Rabobank") and BANKBOSTON, N.A., formerly known as THE FIRST NATIONAL BANK OF BOSTON, ("Bank of Boston") (collectively, "Lenders" and individually, a "Lender") and PACIFIC COAST FARM CREDIT SERVICES, ACA, as agent for Lenders (in such capacity, "Agent") with respect to the following facts:

                                                     RECITALS

                      A. Borrower owns and operates several vertically integrated wineries. On or about January 1, 1996, Borrower consummated a transaction (the "Stock Acquisition") involving the following elements: (i)EBorrower merged with Wine Acquisition Corporation, a Delaware corporation, with Borrower being the surviving entity, and (ii)Ein payment for the shares in Borrower held by Nestle Holdings, Inc. ("Nestle"), Borrower tendered a cash payment to Nestle and also issued to Nestle a Promissory Note dated January 1, 1996 for Two Hundred Seventy-Five Million Dollars ($275,000,000) (the "Nestle Debt"), which Promissory Note was secured by various real and personal property owned by Borrower.

                      B. Borrower originally requested that Lenders provide Borrower with a senior secured credit facility in the maximum aggregate principal amount of up to Three Hundred Twenty Million Dollars ($320,000,000), consisting of two tranches, a revolving credit facility in the maximum aggregate amount of up to One Hundred Fifty Million Dollars ($150,000,000) (which included a letter of credit subfacility in the maximum amount of Ten Million Dollars ($10,000,000)) and a term loan in the maximum aggregate amount of up to One Hundred Seventy Million Dollars ($170,000,000), the proceeds of which Borrower used for its ordinary working capital needs, to assist in retiring the Nestle Debt and to facilitate the purchase of certain assets from Chateau St. Jean, a California corporation, as more fully set forth in that certain Asset Purchase Agreement dated as of March 22, 1996, by and between Chateau St. Jean, Suntory International Corp. and Borrower (the asset purchase transaction is hereafter referred to as the "Chateau St. Jean Acquisition").

                      C. Lenders  provided  Borrower with the  requested  senior secured  credit  facility  as  evidenced  by  that  certain  Credit
             Agreement (the "Original Credit Agreement"), by and among, Borrower, Lenders and Agent, dated as of JanuaryE16, 1996 as amended by a First Amendment, Second Amendment and Third Amendment by and among, Borrower, Lenders and Agent.

                      D. Subsequent to the execution of the Original Credit Agreement by Borrower, the Board of Directors of Wine World and Silverado Partners Acquisition Corp., a California corporation ("SPAC"), as the sole shareholder of Wine World, each adopted resolutions authorizing an amendment to the Certificate of Incorporation of Wine World to change the name of Wine World to Beringer Wine Estates Company.

                      E. Subsequent to the  authorization of the Wine World name change, SPAC reincorporated in the state of Delaware through the merger of SPAC with and into Beringer Wine Estates Holdings, Inc., a Delaware corporation ("BWEH"), a newly formed Delaware corporation having no material assets or liabilities at the time of the merger, pursuant to the terms of an agreement and plan of merger by and between SPAC and BWEH.

                      F. In  connection  with the name  change of Wine World and the merger of SPAC with and into BWEH, Borrower requested that the Lenders amend and restate the Original Credit Agreement to reflect the Wine World name change and the merger of SPAC with and into BWEH. Lenders agreed and Borrower, Lenders, and Agent entered into an Amended and Restated Credit Agreement dated as of JuneE7, 1996.

                      G. Borrower has entered into an agreement with various individuals to purchase the stock of Stag's Leap Winery, Inc. ("Stag's Leap") and to purchase certain real property and personal property related thereto (such stock and real property are hereafter referred to as the "Stag's Leap Assets" and the transaction by which such assets were acquired is hereafter referred to as the "Stag's Leap Acquisition") pursuant to a Stock and Asset Purchase Agreement dated as of JanuaryE31, 1997 and certain other documents referred to therein (collectively, the "Stag's Leap Acquisition Agreements"). Borrower has entered into an agreement to purchase certain real property and related personal property (the "Newhall Property") from The Newhall Land and Farming Company ("Newhall") pursuant to an agreement and certain other documents referred to therein (collectively, the "Newhall Acquisition Agreements"). (The transaction by which the Newhall Property is acquired is hereafter referred to as the "Newhall Acquisition.")

                      H. Borrower has requested  that Lenders  increase the Term
             Loan by Twelve Million Five Hundred Thousand Dollars ($12,500,000) to facilitate Borrower's acquisition of the Stag's Leap Assets and the Newhall Property. Borrower has further requested that Lenders agree to certain other changes to the Agreement.
                      I. The Lenders  are willing to agree to the above  request on the terms and conditions set forth herein and in the documents executed in connection herewith.

                              NOW,  THEREFORE,  in consideration of the premises
             and the mutual covenants hereinafter contained, the parties hereto agree as follows:
                                                    ARTICLE I.

                                                   GENERAL TERMS

                      1.1 Certain Defined Terms. As used in this Agreement,  all terms defined in the preamble to this Agreement shall have the meanings set forth therein, and the following terms shall have the following meanings (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

                              "Account  Debtor"  shall  mean any  Person who may
             become obligated to Borrower under, with respect to, or on account of, an account.

                              "Acquisition  Agreements"  shall  mean  the  Stock
             Purchase Agreement by and among Nestle and various other parties dated November 17, 1995, as amended by that certain First Amendment to Stock Purchase Agreement dated as of December 29, 1995, and all exhibits, schedules, amendments, modifications, or supplements thereto and any other documents, instruments, and agreements delivered by any party in connection with such Stock Purchase
             Agreement or the transactions contemplated thereby or the Stock Acquisition.

                              "Affiliate"  shall mean,  (a) with  respect to any
             Person, (i) each Person that, directly or indirectly, owns or controls, whether beneficially, or as a trustee, guardian or other fiduciary, ten percent (10%) or more of the Stock having ordinary voting power in the election of directors of such Person, (ii) each Person that controls, is controlled by or is under common control with such Person or any Affiliate of such Person or (iii) each of such Person's officers, directors, joint venturers and partners, and (b) with respect to Borrower, (I) each Person, officer, director, joint venturer and partner described in clause (a), together with (II) Wine World Equity Partners, L.P., Silverado Equity Partners, L.P., David Freed, George Vare, Michael Moone, and Richard Lemon. For the purpose of this definition, "control" of a Person shall mean the possession, directly or indirectly, of the power to direct or cause the direction of its management or policies, whether through the ownership of voting securities, by contract or otherwise.

                              "Agency  Fee" shall have the  meaning  ascribed to
             such term in Section 2.8(b).

                              "Agent"  means  Pacific  Coast,  but solely in its
             capacity as Agent hereunder and not in any other capacity.

                              "Agreement"  shall mean this  Second  Amended  and
             Restated Credit Agreement, including all amendments, modifications, and supplements hereto and any appendices, exhibits, or schedules to any of the foregoing, and, if the context shall so require, shall refer to any previous versions of this Agreement that may from time to time have been in effect.

                              "Agricultural Real Property" shall mean real
             property other than Winery Real Property and Special Real Property.

                              "Assignment and Acceptance" shall have the meaning
             ascribed to such term in Section 12.2(a).

                              "Authorized Financial Representative" shall mean a
             person listed on the Certificate of Financial Representatives delivered by Borrower to Lenders pursuant to the Schedule of Documents or any person subsequently designated by Borrower as an Authorized Financial Representative in a written notice delivered by Borrower to Agent.

                              "Bankruptcy Code" shall mean 11 U.S.C. ss.ss.E101,
                et seq., as in effect from time to time.

                              "Base Term Loan Amount" shall mean (a)  sixty-nine
             percent (69%) of the value of the real property (including leasehold interests for which a deed of trust and a landlord's agreement in favor of and satisfactory to Agent have been executed and delivered) securing the Obligations, minus (b) the amount of all principal payments made by Borrower on account of the Term Loan pursuant to Section 2.2(c). The value of such real property shall be determined by the Real Estate Valuation Schedule previously delivered by Agent to Borrower, unless Agent decides to require, on or after January 16, 1999, updated appraisals, the cost of which shall be paid by Borrower, in which case the value shall be determined by such updated appraisals but only if such updated appraisals show a decline in value).

                              "BATF"  shall mean the federal  Bureau of Alcohol,
             Tobacco and Firearms or any successor thereto.

                              "Borrower" shall mean Beringer Wine Estate
             Company, a Delaware corporation, formerly known as Wine World Estates Company.

                              "Borrower's   Knowledge"   means  to  the   actual
             knowledge of Borrower's chief executive officer, chief financial officer, controller, assistant controller, vice president of field or vineyard operations, vice presidents for winery operations, and vice president for human resources, provided that if any such position shall be eliminated, then the equivalent replacement position shall be included in each case without any implication that such individual has undertaken particular investigation of the matter in question.

                              "Borrowing Base" shall mean an amount equal to the
                               following:

                              (a) eighty percent (80%) of the value of Eligible Accounts, the value being the amount invoiced by Borrower, less any discount for prompt payment or other discount available to the Account Debtor; plus

                              (b) sixty percent (60%) of the value, net of any temporary price promotions (historically defined in Borrower's financial records under the categories of depletion expense, purchase allowance, free goods, bonus packs, and other), of Eligible Inventory consisting of Cased Goods Inventory, as determined in accordance with
                              Section 2.16; plus

                              (c) fifty-five percent (55%) of the value of Eligible Inventory, other than Cased Goods Inventory, as determined in accordance with
                              Section 2.16; plus

                              (d) eighty-five percent (85%) of Cash Invested in Growing Crops; provided, that the maximum amount outstanding against Cash Invested in Growing Crops at any one time shall not exceed (i) during the crop year ending November 30, 1996, the lesser of
                              (A) eighty-five percent (85%) of the maximum amount of Cash Invested in Growing Crops approved by Lenders in connection with approval of the crop budget for such crop year, and (B) Fifteen Million Dollars ($15,000,000) and (ii) during subsequent crop years, the lesser of (A) eighty-five percent (85%) of the maximum amount of Cash Invested in Growing Crops approved by Lenders in connection with approval of the crop budget for such year, or
                              (B) Fifteen Million Dollars ($15,000,000) plus six percent (6%) per annum for each crop year after the crop year ending November 30, 1996, compounded annually; plus

                              (e) seventy percent (70%) of the following: (i) one hundred percent (100%) of the value of Eligible Wine Barrels that are less than one (1) year old, (ii) seventy-five percent (75%) of Eligible Wine Barrels that are one (1) year old or more, but less than two (2) years old, (iii) fifty percent (50%) of Eligible Wine Barrels that are two (2) years old or more, but less than three (3) years old, and (iv) twenty-five (25%) percent of Eligible Wine Barrels that are three (3) years old or more, but less than four (4) years old, in each case as determined by Section 2.18; minus

                              (f)  the  aggregate   amount  of  Grower  Payables
                              outstanding from time to time; minus

                              (g) such other reserves as Agent may reasonably deem necessary from time to time.

                              "Borrowing   Base   Certificate"   shall   mean  a
             certificate in the form attached hereto as Exhibit A.

                              "Business  Day"  shall  mean any day that is not a
             Saturday, a Sunday, or a day on which banks are required or permitted to be closed in the State of California.

                              "BWEH" shall mean Beringer Wine Estates  Holdings,
             Inc., a Delaware corporation, successor by merger to SPAC.

                              "Capital  Expenditures" shall mean, for any period
             and with respect to any Person, the aggregate of all expenditures (whether paid in cash or other consideration or accrued as a liability and including that portion of Capital Leases that is capitalized on the balance sheet of such Person including in connection with a sale-leaseback transaction) by such Person and its Subsidiaries for the acquisition or leasing of fixed or capital assets or additions to equipment (including replacements, capitalized repairs and improvements during such period) which are required to be capitalized under GAAP on a consolidated balance sheet of such Person and its Subsidiaries. Capital Expenditures shall not include (i) the actual value received for existing equipment either traded-in at time of purchase of new equipment or sold in the ordinary course of business (but only to the extent such equipment is replaced), and (ii) expenditures made from insurance proceeds.

                              "Capital  Lease"  shall mean,  with respect to any
             Person, any lease of any property (whether real, personal or mixed) by such Person as lessee that, in accordance with GAAP, either would be required to be classified and accounted for as a capital lease on a balance sheet of such Person or otherwise be disclosed as such in a note to such balance sheet, other than, in the case of Borrower, any such lease under which Borrower is the lessor.

                              "Capital  Lease   Obligation"   shall  mean,  with
             respect to any Capital Lease, the amount of the obligation of the lessee thereunder that, in accordance with GAAP, would appear on a balance sheet of such lessee in respect of such Capital Lease or otherwise be disclosed in a note to such balance sheet.

                              "Cash Collateral Account" shall have the meaning
             assigned to it in Section 2.1(h).

                              "Cased  Goods   Inventory"   shall  mean  finished
             bottled and labeled wine that has been placed in cases and is ready for delivery to customers, and as to which all taxes which are due have been paid.

                              "Cash   Equivalents"  shall  mean  (i)  securities
             issued, guaranteed or insured by the United States of America or any of its agencies with maturities of not more than ninety (90) days from the date acquired, (ii) certificates of deposit with maturities of not more than ninety (90) days from the date acquired that have been issued by a United States Federal or state chartered commercial bank of recognized standing, which bank has capital and unimpaired surplus in excess of $500,000,000, based on its most recent publicly available financial statements, and which bank or its holding company has a short-term commercial paper rating of at least A-1 or the equivalent by Standard & Poor's Corporation or at least P-1 or the equivalent by Moody's Investors Services, Inc.,
             (iii) commercial paper or finance company paper issued by any Person incorporated under the laws of the United States of America or any state thereof and having a rating of at least A-1 or the equivalent by Standard & Poor's Corporation or at least P-1 or the equivalent by Moody's Investors Services, Inc., in each case with maturities of not more than ninety (90) days from the date acquired, and (iv) investments in any money market funds registered under the Investment Company Act of 1940 that is approved by Agent, which approval shall not unreasonably be withheld.

                              "Cash  Invested in Growing  Crops"  shall mean the
             actual amount directly expended by Borrower for production of growing crops but only to the extent that such expenditures were included in the annual crop operating budget submitted to Agent pursuant to Section 6.1(g) and were approved by Requisite Lenders, such approval not to be unreasonably withheld, but shall not include (a) expenditures for vineyard development or planting, (b) payments on any Indebtedness, and (c) rental payments under leases for vineyards.

                              "Charges" shall mean all federal,  state,  county,
             city, municipal, local, foreign, or other governmental taxes (including, without limitation, taxes owed to either (A) PBGC or
             (B) BATF or any other federal, state or local governmental agency in connection with the sale of alcoholic beverages) at the time due and payable, levies, assessments, charges, liens, claims or encumbrances upon or relating to (i) the Collateral, (ii) the Obligations (other than Swap Loss Obligations prior to the Swap Loss Adjustment Date), (iii) the employees, payroll, income, or gross receipts of Borrower, (iv) Borrower's ownership or use of any of its assets, or (v) any other aspect of Borrower's business.

                              "Closing  Date" shall mean January 16,  1996,  the
             date on which Lenders made the first advance to Borrower under the Original Credit Agreement.

                              "Code" shall mean the Uniform  Commercial  Code of
             the jurisdiction with respect to which such term is used, as in effect from time to time.

                              "Collateral"  shall mean any and all  property  of
             Borrower or any Guarantor in which Agent, for the benefit of Lenders, now or hereafter has a Lien to secure all or any part of the Obligations or the obligations of such Guarantor to Agent and Lenders.

                              "Collection  Account" shall mean a bank account in
             the name of Agent at a bank chosen by Borrower and reasonably acceptable to Agent which shall be, unless otherwise consented to by Agent, the same bank at which the Disbursement Account is maintained.

                              "Commitment Fee" shall have the meaning assigned
             to it in Section 2.8(a).

                              "Compensation"  shall  mean,  with  respect to any
             Person, all payments and accruals commonly considered to be compensation, including, without limitation, all wages, salary, deferred payment arrangements, bonus payments and accruals, profit sharing arrangements, payments in respect of stock option or phantom stock option or similar arrangements, stock appreciation rights or similar rights, incentive payments, pension or employment benefit contributions or similar payments, made to or accrued for the account of such Person or otherwise for the direct or indirect benefit of such Person.

                              "Consolidated  Cash  Flow"  shall  mean,  for  any
             period, for Borrower and its Subsidiaries on a consolidated basis, the sum (without duplication) of: (a) Consolidated Net Income; plus
             (b) the sum of (i) federal, state, local, and foreign income taxes,
             (ii) extraordinary non-cash losses, (iii) interest expense (including the interest portion of any capitalized lease obligations), (iv) lease expenses with respect to the Designated Operating Leases, (v) depletion, depreciation and amortization,
             (vi) losses on asset sales, and (vii) any periodic effect of any non-cash step-ups in the stated value of inventories resulting from the Stock Acquisition, the Chateau St. Jean Acquisition, or the Stag's Leap Acquisition; minus (c) the sum of (I) extraordinary gains, (II) gains on asset sales, and (III) cash taxes payable.

                              "Consolidated  Current  Assets"  shall mean, as at
             any date of determination, the current assets of Borrower and its Subsidiaries, determined on a consolidated basis in conformity with GAAP, adjusted to (i) exclude any remaining unamortized step-ups in the stated value of inventories resulting from the Stock Acquisition, the Chateau St. Jean Acquisition, or the Stag's Leap Acquisition, and (ii) exclude any current asset consisting of Deferred Taxes resulting from the Stock Acquisition, the Chateau St. Jean Acquisition, or the Stag('s) Leap Acquisition.

                              "Consolidated  Current Liabilities" shall mean, as
             at any date of determination, the current liabilities of Borrower and its Subsidiaries, determined on a consolidated basis in conformity with GAAP, adjusted to (i) include all Obligations with respect to the Revolving Loan and the Swingline Loan, and (ii) exclude any liability for Deferred Taxes associated with the step-ups in the stated value of inventories resulting from the Stock Acquisition, the Chateau St. Jean Acquisition, or the Stag's Leap Acquisition, as long as such deferred tax liability will not result in a cash tax payment over the next twelve (12) months.

                              "Consolidated  Debt Coverage Ratio" shall mean, as
             at any date of determination, the ratio of Consolidated Cash Flow for any period to Consolidated Debt Service for such period.

                              "Consolidated  Debt Service"  shall mean,  for any
             period, for Borrower and its Subsidiaries on a consolidated basis, the sum (without duplication) of the following: (i) cash interest expense (including the interest portion of any capitalized lease obligations); (ii) scheduled principal payments (including the principal portion of capitalized lease obligations); (iii) scheduled payments on the Designated Operating Leases; and (iv) cash dividends paid or declared.

                              "Consolidated  EBITDA" shall mean, for any period,
             for Borrower and its Subsidiaries on a consolidated basis, the sum (without duplication) of: (a) Consolidated Net Income; plus (b) the sum of (i) Federal, state, local, and foreign income taxes, (ii) interest expense (including the interest portion of any capitalized lease obligations), (iii) depletion, depreciation and amortization,
             (iv) any periodic effect of any non-cash step-ups in the stated value of inventories resulting from the Stock Acquisition, the Chateau St. Jean Acquisition, or the Stag's Leap Acquisition, (v) losses on asset sales, and (vi) all other non-cash expenses; minus
             (c)Ethe sum of (I)Egains on asset sales, and (II) extraordinary gains.

                              "Consolidated  Funded Debt" shall mean,  as at any
             date of determination, for Borrower and its Subsidiaries on a consolidated basis, the sum (without duplication) of: (a)E indebtedness for borrowed money or for the deferred purchase price of property or services (including reimbursement and all other obligations with respect to surety bonds, letters of credit and bankers' acceptances, whether or not matured, but excluding obligations to trade creditors incurred in the ordinary course of business), (b) all obligations evidenced by notes, bonds, debentures or similar instruments, (c) all Capital Lease Obligations, (d) amounts owing under the Obligations (other than Swap Loss Obligations prior to the Swap Loss Adjustment Date), and
             (e) amounts owing under the Subordinated Debt.

                              "Consolidated  Funded Debt to Consolidated  EBITDA
             Ratio" shall mean, as at any date of determination, the ratio of Consolidated Funded Debt, as of such date of determination, to Consolidated EBITDA for the rolling four-quarter period ending upon such date of determination.

                              "Consolidated  Net  Income"  shall  mean,  for any
             period, on a consolidated basis, the net income, if any, of Borrower and its Subsidiaries, determined in accordance with GAAP.

                              "Consolidated   Net  Loss"  shall  mean,  for  any
             period, on a consolidated basis, the net loss, if any, of Borrower and its Subsidiaries, determined in accordance with GAAP.

                              "Consolidated  Net Worth"  shall  mean,  as at any
             date of determination, the amount, if any, by which Consolidated Total Assets exceeds Consolidated Total Liabilities.

                              "Consolidated  Total Assets" shall mean, as at any
             date of determination, all assets of Borrower and its Subsidiaries, as determined in accordance with GAAP.

                              "Consolidated Total Capitalization" shall mean, as
             of any date of determination, for Borrower and its Subsidiaries on a consolidated basis, the sum (without duplication) of (a) Consolidated Total Debt, and (b) Consolidated Net Worth.

                              "Consolidated  Total Debt"  shall mean,  as of any
             date of determination, for Borrower and its Subsidiaries on a consolidated basis, the sum (without duplication) of (a) Consolidated Funded Debt, and (b) Grower Payables.

                              "Consolidated Total Liabilities" shall mean, as at
             any date, on a consolidated basis, all liabilities of Borrower and its Subsidiaries, as determined in accordance with GAAP.

                              "Cost of Funds Rate" shall mean, at any time,  the
             yield of the applicable Farm Credit Medium Term Notes, as made available by the Federal Farm Credit Banks Funding Corporation, most closely matching a one year, two year, three year, five year, seven year or nine and one-half year Fixed Rate Interest Period upon the maturity of such Interest Period.

                              "Default"  shall  mean any  event or  circumstance
             which, with the passage of time or the giving of notice or both, would unless remedied or waived, become an Event of Default.

                              "Default  Rate"  shall mean:  (a) with  respect to
             Revolving Advances bearing interest at the Variable Rate, a rate of interest equal to the higher of (i) the Prime Rate, or (ii) the Reference Rate, in either case plus a margin of three and three-quarters percent (3.75%) per annum; (b) with respect to Revolving Advances bearing interest at a Fixed Rate, a rate of interest that is three percent (3.00%) per annum higher than the otherwise applicable Fixed Rate (until the expiration of the applicable Interest Period at which time such Revolving Advances shall be treated the same as Revolving Advances bearing interest at the Variable Rate); (c) with respect to the Letter of Credit Maintenance Fee, a fee that is three percent (3.00%) per annum higher than the otherwise applicable Letter of Credit Maintenance Fee; (d) with respect to any principal portion of the Term Loan, a rate of interest that is three percent (3.00%) per annum higher than the rate otherwise applicable to such principal portion of the Term Loan, provided, that upon the expiration of any Interest Period during the continuance of an Event of Default, the relevant portion of the Term Loan shall thereafter bear interest until cure or waiver of the Event of Default at the Discount Rate, plus a margin of five and thirty-five one hundredths percent (5.35%) per annum; and (e) with respect to all other Obligations (including interest on Revolving Advances not paid when due, interest on the Term Loan not paid when due, and payment of costs, fees, and expenses provided for under any Loan Document, but not including any Swap Loss Obligations prior to the Swap Loss Adjustment Date), a rate of interest equal to the higher of (I) the Prime Rate, or
             (II) the Reference Rate, in either case plus a margin of three and three-quarters percent (3.75%) per annum.

                              "Deferred Taxes" shall mean, as to any Person,  as
             at any date of determination, accrued or assessed taxes that would be due and payable in the year accrued or assessed, but for a statutory or regulatory provision providing or allowing for payment at a later date, determined in accordance with GAAP.

                              "Designated   Operating  Leases"  shall  mean  all
             operating leases under which Borrower is the lessee, excluding leases of real property.

                              "Direct  Compensation" shall mean, with respect to
             any Person, all payments and accruals commonly considered to be such Person's base salary and shall not include bonus payments and accruals, profit sharing arrangements, payments in respect of stock option or phantom stock option or similar arrangements, stock appreciation rights or similar rights, incentive payments, pension or employment benefit contributions or similar payments made to on accrued for the account of such Person or otherwise for the direct or indirect benefit of such Person.

                              "Disbursement  Account"  shall mean a bank account
             at a bank chosen by Borrower and reasonably acceptable to Agent, having the following characteristics: (a) the account will be in the name of Agent, (b) the account will be an account in which Lenders will wire advances under the Revolving Loan, and (c) the bank will be instructed by Agent to transfer funds into an account designated by Borrower.

                              "Disclosure   Schedule"  shall  mean  the  Amended
             Disclosure Schedule delivered by Borrower to Agent and Lenders pursuant to Item 1.6 of the Third Amendment Schedule, as supplemented by the Second Amended Disclosure Schedule referred to in the Second Restatement Schedule.

                              "Discount  Rate"  shall  mean,  at any  time,  the
             ninety (90) day Farm Credit Notes Discount Note Rate then available from the Federal Farm Banks Funding Corporation.

                              "DOL" shall mean the United States Department of
                               Labor or any successor thereto.

                              "Draw Amount" shall have the meaning assigned to it in Section 2.1(g).

                              "Eligible Accounts" shall have the meaning assigned to it in Section 2.15.

                              "Eligible Inventory" shall have the meaning
                               assigned to it in Section 2.16.

                              "Eligible Wine Barrels" shall have the meaning
                               assigned to it Section 2.18.

                              "Environmental Laws" shall mean all federal, state
             and local laws, statutes, ordinances and regulations, now or hereafter in effect, and in each case as amended or supplemented from time to time, and any judicial or administrative interpretation thereof, including, without limitation, any applicable judicial or administrative order, consent decree or judgment, relative to the applicable real estate, relating to the regulation and protection of human health, safety, the environment and natural resources (including ambient air, surface water, groundwater, wetlands, land surface or subsurface strata, wildlife, aquatic species and vegetation). Environmental Laws include the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (42 U.S.C. ss.ss. 9601 et seq.) ("CERCLA"); the Hazardous Material Transportation Act, as amended (49 U.S.C. ss.ss. 1801 et seq.); the Federal Insecticide, Fungicide, and Rodenticide Act, as amended (7 U.S.C. ss.ss. 136 et seq.); the Resource Conservation and Recovery Act, as amended (42 U.S.C. ss.ss. 6901 et seq.) ("RCRA"); the Toxic Substance Control Act, as amended (15 U.S.C. ss.ss. 2601 et seq.); the Clean Air Act, as amended (42 U.S.C. ss.ss. 7401 et seq.); the Federal Water Pollution Control Act, as amended (33 U.S.C. ss.ss. 1251 et seq.); the Occupational Safety and Health Act, as amended (29 U.S.C. ss.ss. 651 et seq.); and the Safe Drinking Water Act, as amended (42 U.S.C. ss.ss. 300(f) et seq.), and any and all regulations promulgated thereunder, and all analogous state and local counterparts or equivalents and any transfer of ownership notification or approval statutes.

                              "ERISA" shall mean the Employee  Retirement Income
             Security Act of 1974 (or any successor legislation thereto), as amended from time to time, and any regulations promulgated thereunder.

                              "ERISA  Affiliate"  shall  mean,  with  respect to
             Borrower, any trade or business (whether or not incorporated) under common control with Borrower and which, together with Borrower, are treated as a single employer within the meaning of Section 4001(a) of ERISA.

                              "ERISA Event" shall mean, with respect to Borrower
             or any ERISA Affiliate, (i) a Reportable Event with respect to a Title IV Plan or a Multiemployer Plan; (ii) the withdrawal of Borrower or any ERISA Affiliate from a Title IV Plan subject to
             Section 4063 of ERISA during a plan year in which it was a substantial employer, as defined in Section 4001(a)(2) of ERISA;
             (iii) the complete or partial withdrawal of Borrower or any ERISA Affiliate from any Multiemployer Plan; (iv) the filing of a notice of intent to terminate a Title IV Plan or the treatment of a plan amendment as a termination under Section 4041 of ERISA; (v) the institution of a proceeding to terminate a Title IV Plan or Multiemployer Plan by the PBGC; (vi) the failure to make required contributions to a Qualified Plan; or (vii) any other event or condition which might reasonably be expected to constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Title IV Plan or Multiemployer Plan or the imposition of any liability under Title IV of ERISA, other than PBGC premiums due but not delinquent under
             Section 4007 of ERISA.

                              "Eurodollar  Business  Day"  shall mean a business
             day on which banks generally in the City of London are open for interbank or foreign exchange transactions.

                              "Event of Default" shall have the meaning
             assigned to it in Section 10.1.

                              "Fees" shall mean any fees  referred to in Section
             2.8(a), the Agency Fee, the Facility Fee (unless such fee is waived pursuant to Section 2.8(c)), the Unused Commitment Fee, the Letter of Credit Fees, any prepayment surcharge, and any other fees due either to Agent or any Lender pursuant to the Loan Documents.

                              "Final  Swap  Loss  Amount"  shall  mean the final
             amount (other than continuing accrual of interest) owed by Borrower to the Swap Lender under the Swap Agreement with respect to Permitted Swap Transactions, after all such transactions have been terminated and the final amount owed by Borrower to the Swap Lender can be firmly and finally established.

                              "Financials" shall mean the financial statements
             referred to in Section 5.6.

                              "First  Amendment"  shall mean that certain  First
             Amendment to Second Amended and Restated Credit Agreement dated as of October 1, 1997 between Borrower, Lenders, and Agent.

                              "First Amendment Closing Date" shall mean the date
             of which the First Amendment becomes effective between Borrower, Lenders, and Agent.

                              "Fiscal Month" shall mean any of the monthly
             ccounting periods of Borrower.

                              "Fiscal Quarter" shall mean any of the quarterly
              accounting periods of Borrower.

                              "Fiscal  Year" shall mean the  12-month  period of
             Borrower ending June 30 of each year. Subsequent changes of the fiscal year of Borrower shall not change the term "Fiscal Year," unless Agent shall consent in writing to such change.

                              "Fixed Asset" shall mean (a) real property,  or an
             interest in real property (but does not include crops growing or to be grown), (b) equipment, or an interest in equipment (other than equipment, such as wine barrels of a type that is eligible for inclusion in the Borrowing Base), and (c) trademarks, tradenames, and other intellectual property, or any licenses or other interests therein; provided that, for purposes of allocating proceeds between the Revolving Loan and the Term Loan, a disposition of an interest in intellectual property or any other Fixed Asset shall be deemed to occur under this Agreement only if the intellectual property or other Fixed Asset itself is the subject of the disposition, not upon the sale or other disposition of any assets other than Fixed Assets the value of which may have been enhanced by the intellectual property or the Fixed Asset.

                              "Fixed  Rate" shall mean:  (a) with respect to any
             portion of the Revolving Loan that Borrower elects at any time pursuant to Section 2.5(c) to convert to a fixed rate of interest, the applicable LIBO Rate as of the date of such election plus a margin equal to one and three hundred seventy-five one thousandths percent (1.375%), or such lower margin, if any, for which Borrower qualifies under Section 2.5(d); and (b) with respect to any selection of rates for the Term Loan, the rates and applicable margins provided in Section 2.6.

                              "Formula  Yield" shall mean,  with respect to each
             portion of the Term Loan or the Revolving Loan to be prepaid and bearing interest at a Fixed Rate, the interpolated yield to maturity between the two most actively traded U.S. Treasury obligations which on the prepayment date have a maturity most closely corresponding to the remaining life of such Fixed Rate portion.

                              "GAAP" shall mean  generally  accepted  accounting
             principles in the United States of America as in effect from time to time.

                              "General  Prepayment"  shall mean (a) a prepayment
             in full of all of the Obligations, other than a prepayment in full fulfilling the requirements of clause (d) of the definition of Special Prepayment, or (b) a partial prepayment other than a Special Prepayment.

                              "Governmental  Authority" shall mean any nation or
             government, any state or other political subdivision thereof, and any agency, department or other entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

                              "Grower  Payables"  shall mean (i) amounts payable
             by Borrower to growers of agricultural products which have been purchased by Borrower for processing or which are otherwise used by Borrower in the production of wine or wine products and shall include "grower payables," as referenced in Borrower's financial records, and (ii) amounts payable by Borrower to wine processors or other persons who have delivered notice to Borrower under California Civil Code Section 3051a of the assertion of a lien under California Civil Code Section 3051.

                              "Guaranteed  Indebtedness"  shall mean,  as to any
             Person, any obligation of such Person guaranteeing any indebtedness, lease, dividend, or other obligation ("primary obligations") of any other Person (the "primary obligor") in any manner including, without limitation, any obligation or arrangement of such Person (i) to purchase or repurchase any such primary obligation, (ii) to advance or supply funds (a) for the purchase or payment of any such primary obligation or (b) to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency or any balance sheet condition of the primary obligor, (iii) to purchase property, securities or services primarily for the purpose of assuring the owner of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation, or (iv) to indemnify the owner of such primary obligation against loss in respect thereof.

                              "Guarantor"   shall  mean  any  person   that  has
             guaranteed to Agent and/or Lenders all or any portion of the Obligations.

                              "Hazardous Material" shall mean any substance,
             material or waste, the generation, handling, storage, treatment or disposal of which is regulated by any local or state government authority in any jurisdiction in which Borrower has owned, leased or operated real property or disposed of hazardous materials, or by the United States Government, including any material or substance which is (i) defined as a "hazardous waste," "hazardous material," "hazardous substance," "extremely hazardous waste" or "restricted hazardous waste" or other similar term of phrase under any such law, (ii)petroleum, (iii) designated as a "hazardous substance" pursuant to Section 311 of the Clean Water Act, 33 U.S.C. ss.1251 et seq. (33U.S.C. ss.1321) or listed pursuant to Section 307 of the Clean Water Act (33 U.S.C. ss.1317), (iv) defined as a "hazardous waste" pursuant to Section 1004 of the Resource Conservation and Recovery Act, 42 U.S.C. ss.6901, et seq. (42 U.S.C. ss. 6903), or
             (v) defined as a "hazardous substance" pursuant to Section 101 of the Comprehensive Environmental Response, Compensation, and Liability Act, 42 U.S.C. ss. 9601, et seq. (42 U.S.C. ss. 9601).

                              "Indebtedness"  of any  Person  shall mean (i) all
             indebtedness of such Person for borrowed money or for the deferred purchase price of property or services (including reimbursement and all other obligations with respect to surety bonds, letters of credit and bankers' acceptances, whether or not matured, but excluding obligations to trade creditors incurred in the ordinary course of business), (ii) all obligations evidenced by notes, bonds, debentures or similar instruments, (iii) all indebtedness created or arising under any conditional sale or other title retention agreements with respect to property acquired by such Person (even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property), (iv) all Capital Lease Obligations, (v) all Guaranteed Indebtedness, (vi) all Indebtedness referred to in clause (i), (ii), (iii), (iv) or (v) above secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien upon or in property (including accounts and contract rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such Indebtedness, (vii) the Obligations, and
             (viii) all liabilities under Title IV of ERISA, other than PBGC premiums.

                              "Initial   Percentage"  shall  mean,  as  to  each
             Revolving Lender with respect to the Revolving Loan and the Letter of Credit Obligations, the applicable percentage set forth opposite such Revolving Lender's name on Part 4 of Exhibit B hereto; as the same may be modified, amended, restated or supplemented from time to time; provided that upon an assignment by any Revolving Lender of any portion of the Revolving Loan, the Initial Percentages shall be amended to reflect such assignment and upon any reduction in the amount of the Maximum Revolving Loan, the Percentages shall be amended to reflect such or reduction.

                              "Interest Determination Date" shall mean the date,
             as designated by Borrower pursuant to Section 2.5 or Section 2.6, on which a portion of the Revolving Advances or a portion of the Term Loan shall begin to bear interest at a Fixed Rate.

                              "Interest  Period"  shall mean (a) with respect to
             any portion of interest on Revolving Advances that Borrower elects to have bear interest at a Fixed Rate, a period beginning on the Interest Determination Date and ending, at Borrower's election, either thirty (30), sixty (60), ninety (90), one hundred twenty
             (120), one hundred eighty (180), two hundred seventy (270), or three hundred sixty (360) days thereafter, (b) with respect to interest on the Term Loan Tranche A, a period beginning on the Interest Determination Date and ending, at Borrower's election, either ninety (90) days, one (1) year, two (2) years, three (3) years, five (5) years, or seven (7) years thereafter, and (c) with respect to interest on the Term Loan Tranche B, a period beginning on the Interest Determination Date and ending, at Borrower's election, either ninety (90) days, one (1) year, two (2) years, three (3) years, five (5) years, seven (7) years, or nine and one-half (9.5) years thereafter.

                              "IRC"  shall  mean the  Internal  Revenue  Code of
             1986, as amended, and any successor thereto.

                              "IRS" shall mean the Internal Revenue Service, or
             any successor thereto.

                              "Lenders" shall mean Pacific Coast,  CoBank,  Bank
             of America (in its capacity as a Revolving Lender and as the Swap Lender), GEECapital, Rabobank, and Bank of Boston so long as each shall continue to hold any portion of the Revolving Loan, the Swingline Loan or the Term Loan, and if at any time any of the foregoing Lenders shall decide to assign or syndicate all or any portion of the Revolving Loan, the Swingline Loan or the Term Loan, such term shall include such assignee or such other members of the syndicate.

                              "Letter of Credit  Bank"  shall  have the  meaning
             assigned thereto in Section 2.1(f).

                              "Letter  of Credit  Maintenance  Fee" shall mean a
             fee, calculated and payable in accordance with Section 2.8(e), equal to one percent (1.00%) per annum on the face amount of the applicable Letter of Credit; provided, that if, as of the end of any Fiscal Quarter, commencing with the Fiscal Quarter ending on December 31, 1996, Borrower's Consolidated Funded Debt to Consolidated EBITDA Ratio, for the period of such Fiscal Quarter and the three immediately preceding Fiscal Quarters, calculated on a rolling basis, is less than 4.00:1, then such fee shall be reduced from one percent (1.0%) per annum to three-quarters of one percent (.75%) per annum. Any such reduction to the Letter of Credit Fee shall become effective as of the third (3rd) Business Day after Borrower's delivery to Agent of the financial statements required to be delivered to Agent pursuant to Section 6.1(c) demonstrating to Agent's reasonable satisfaction Borrower's right to such reduction. Borrower shall not be entitled to a lower margin under this definition until after Borrower has delivered to Agent the quarterly financial statement for the Fiscal Quarter ending December 31, 1996. Notwithstanding anything to the contrary in the foregoing, if a Default or Event of Default shall have occurred and be continuing, then the fee shall be one percent (1.0%), subject to increase to the Default Rate pursuant to Section 2.7(d).

                              "Letter  of  Credit  Obligations"  shall  mean all
             outstanding obligations incurred by the Letter of Credit Bank, Agent or any Revolving Lender at the request of Borrower, whether direct or indirect, contingent or otherwise, due or not due, in connection with the issuance or guaranty, by the Letter of Credit Bank, Agent, any Revolving Lender or another Person, of Letters of Credit. The amount of such Letter of Credit Obligations at any time shall equal the maximum amount which may be payable by or due to the Letter of Credit Bank, Agent or Revolving Lenders thereupon or pursuant thereto at such time.

                              "Letters  of  Credit"  shall  mean  commercial  or
             standby letters of credit issued at the request and for the account of Borrower for which Agent, the Letter of Credit Bank, or any Revolving Lender has incurred Letter of Credit Obligations.

                              "LIBO   Rate"  shall   mean,   for  any   Interest
             Determination Date, the rate offered from time to time for U.S. Dollar deposits for the Interest Period selected, as quoted by Telerate News Service on page 3750 recorded as of 11:00 A.M. London setting time (or, if the page 3750 of the Telerate News Service is unavailable, the comparable reference on the Reuters Screen LIBOR Page or such other quotation service as may be chosen by Agent) on the second full Eurodollar Business Day preceding the beginning of the Interest Period; provided, that if two or more of such offered rates appear on Telerate (or on the Reuters Screen LIBOR Page or alternative service, as the case may be), the "LIBO Rate" shall be highest of the two rates quoted.

                              "Lien"  shall mean any  mortgage or deed of trust,
             pledge, hypothecation, assignment, deposit arrangement, lien, charge, claim, security interest or encumbrance, or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including any lease or title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of, or agreement to give, any financing statement perfecting a security interest under the Code or comparable law of any jurisdiction).

                              "Loan  Documents"  shall mean this Agreement,  the
             Revolving Notes, the Term Notes, the Security Documents, the Third Amendment Documents, and all other agreements, instruments, documents, and certificates identified in the Schedule of Documents, the Third Amendment Schedule, or the Second Restatement
             Schedule in favor of Agent or any Lender and including all other pledges, powers of attorney, consents, assignments, contracts and agreements whether heretofore, now, or hereafter executed by or on behalf of Borrower or any of its Affiliates, or any employee of Borrower or any of its Affiliates, and delivered to Agent or any Lender in connection with this Agreement, or any previous versions of this Agreement or the transactions contemplated thereby or hereby.

                              "Maintenance  Capital   Expenditures"  shall  mean
             Capital Expenditures of Borrower and its Subsidiaries for or relating to (i) facility expenditures for or relating to the replacement, refurbishing, improvement, or repair of bottling, fermenting, barrel storage, or crushing assets and any hospitality facility in existence at the Closing Date or acquired in the Chateau St. Jean Acquisition or the Stag's Leap Acquisition, (ii) general vineyard planting, replanting and irrigation capital expenditures for vineyards owned on the Closing Date, vineyards acquired with the proceeds of the Newhall Advance, or vineyards acquired in the Chateau St. Jean Acquisition or the Stag's Leap Acquisition, including Phylloxera Capital Expenditures, and (iii) the acquisition, replacement, refurbishing, improvement or repair of American oak wine barrels used in connection with wineries owned by Borrower at the Closing Date or acquired in the Chateau St. Jean Acquisition or the Stag's Leap Acquisition, determined in accordance with GAAP.

                              "Material  Adverse  Effect"  shall mean a material
             adverse effect on (i) the business, assets, operations, or financial or other condition of Borrower, (ii) Borrower's ability to pay the Obligations in accordance with the terms thereof, or
             (iii) the Collateral or Agent's or Lenders' Liens on the Collateral or the priority of any such Lien, or (iv) Agent's and Lenders' rights and remedies under this Agreement and the other Loan Documents.

                              "Maximum Lawful Rate" shall have the meaning
             assigned to it in Section 2.7(e).

                              "Maximum  Revolving  Indebtedness"  shall mean the
             lesser of (i) an amount equal to the Maximum Revolving Loan minus the aggregate amount of Grower Payables then outstanding, and (ii) the Borrowing Base.

                              "Maximum  Revolving  Loan"  shall mean One Hundred
             Fifty Million Dollars ($150,000,000); provided, that such amount shall be permanently reduced (i) by any amount paid with respect to the Revolving Loan pursuant to Sections 2.3(c), 2.3(d) or 2.3(e), and (ii) to any amount requested by Borrower and approved by Agent and Lenders pursuant to Section 2.1(l).

                              "Minimum  Payment Amount" shall mean, with respect
             to any sale of real property by Borrower an amount equal to (a) if the principal balance of the Term Loan at the time of sale exceeds the Base Term Loan Amount, one hundred percent (100%) of the Net Proceeds from such sale, provided, that such Net Proceeds shall not be less than ninety-five percent (95%) of the value for such real property as set forth on the Real Estate Valuation Schedule previously delivered by Agent to Borrower, and (b) if the principal balance of the Term Loan at the time of sale is equal to or less than the Base Term Loan Amount, eighty percent (80%) of the Net Proceeds from such sale, provided, that such Net Proceeds shall not be less than eighty percent (80%) of the value for such real property as set forth on such Real Estate Valuation Schedule.

                              "Multiemployer  Plan" shall mean a  "multiemployer
             plan" as defined in Section 4001(a)(3) of ERISA, and to which Borrower or any ERISA Affiliate is making, is obligated to make, has made or been obligated to make, contributions on behalf of participants who are or were employed by any of them.

                              "Net  Proceeds"  shall mean,  with  respect to any
             sale of an asset of Borrower, the proceeds remaining from the sale of such asset after the payment of Purchase Money Indebtedness permitted by this Agreement that was secured by the asset sold, after the payment of all escrow and closing fees, title costs, broker's commissions, and sales or other excise taxes arising directly from such sale; provided, that such proceeds shall not be reduced by the amount of any legal or other professional expenses (other than brokers' commissions) incurred by Borrower in connection with such sale or any income or capital gains tax arising from such sale.

                              "Newhall  Advance"  shall mean an advance of Seven
             Million Five Hundred Thousand Dollars ($7,500,000) under Term Loan Tranche B that will be made on the Newhall Advance Date to facilitate Borrower's acquisition of the Newhall Property, but only if all conditions precedent for the making thereof shall have been fulfilled by Borrower.

                              "Newhall  Advance  Date"  shall  mean  the date on
             which the Newhall Acquisition Agreements shall close, but only if all conditions precedent for making of the Newhall Advance shall have been fulfilled by Borrower.

                              "Newly  Acquired  Capital  Assets" shall mean real
             property and equipment acquired by Borrower after the Closing Date through Non-Maintenance Capital Expenditures, excluding equipment or fixtures attached to or used in connection with the operation of a winery or vineyard property subject to a deed of trust in favor of Agent.

                              "Non-Funding Lender" shall have the meaning
             assigned to it in Section 2.1(b).

                              "Non-Maintenance  Capital Expenditures" shall mean
             (a) Capital Expenditures, other than Maintenance Capital Expenditures, (b) expenditures for current assets purchased in connection with the purchase of fixed assets consisting of winery or vineyard property, and (c) expenditures for the purchase of the stock or other ownership interests in enterprises that own and operate winery property.

                              "Notice of Revolving Advance" shall have the
             meaning assigned to it in Section 2.1(b).

                              "Notice  of  Swingline  Advance"  shall  have  the
             meaning ascribed to such term in Section 2.1A(b).

                      "Obligations" shall mean (i) all loans,  advances,  debts, liabilities, and obligations, for the performance of covenants, tasks or duties or for payment of monetary amounts (whether or not such performance is then required or contingent, or amounts are liquidated or determinable and whether or not allowed as a claim in any proceeding referred to in Section 10.1(i) or 10.1(j)) owing by Borrower to Agent or to Lenders, and all covenants and duties regarding such amounts, of any kind or nature, present or future, whether or not evidenced by any note, agreement or other instrument, arising under any of the Loan Documents and (ii) any Swap Loss Obligations. This term includes the Revolving Loan, the Swingline Loan, the Letter of Credit Obligations, the Term Loan, all principal, interest, Fees, charges, expenses, attorneys' fees and any other sum chargeable to Borrower under this Agreement or any of the Loan Documents.

                              "OSHA" shall mean the Occupational Safety and
             Health Act, 29 U.S.C. ss.ss.651, et seq., as amended from time to time, and the regulations promulgated thereunder.

                              "Other Lender" shall have the meaning assigned to
             it in Section 2.1(b).

                              "PACA"  shall  mean  the  Perishable  Agricultural
             Commodities Act, 7 U.S.C. ss. 499e(c) (or any successor legislation thereto), as amended from time to time, and any regulations promulgated thereunder.

                              "PBGC" shall mean the Pension Benefit Guaranty
             Corporation or any successor thereto.

                              "Pension  Plan"  shall  mean an  employee  pension
             benefit plan, as defined in Section 3(2) of ERISA (other than a Multiemployer Plan), which is not an individual account plan, as defined in Section 3(34) of ERISA, and which Borrower or, if a Title IV Plan, any ERISA Affiliate maintains, contributes to or has an obligation to contribute to on behalf of participants who are or were employed by any of them.

                              "Percentage"  shall mean, (a) as to each Revolving
             Lender with respect to the Revolving Loan and the Letter of Credit Obligations, the applicable percentage set forth opposite such Revolving Lender's name on Part 1 of Exhibit B hereto, (b) as to each Term Lender with respect to the Term Loan, the applicable percentage set forth opposite such Term Lender's name on Part 2 of Exhibit B hereto, and (c) as to each Lender with respect to the Obligations in their entirety, the applicable percentage set forth opposite such Lender's name on Part 3 of Exhibit B hereto; as each may be modified, amended, restated or supplemented from time to time; provided that upon an assignment by any Lender of any portion of the Revolving Loan or the Term Loan, the Percentages shall be amended to reflect such assignment and upon the payment or prepayment of any portion of the Term Loan or upon any reduction in the amount of the Maximum Revolving Loan, the Percentages shall be amended to reflect such prepayment or reduction.

                              "Permitted  Encumbrances" shall mean the following
             encumbrances: (i) Liens for taxes or assessments or other governmental Charges or levies, either not yet due and payable or to the extent that nonpayment thereof is permitted by the terms of
             Section 7.2(b); (ii) pledges or deposits securing obligations under workmen's compensation, unemployment insurance, social security or public liability laws or similar legislation; (iii) pledges or deposits securing bids, tenders, contracts (other than contracts for the payment of money) or leases to which Borrower is a party as lessee made in the ordinary course of business; (iv) deposits securing public or statutory obligations of Borrower; (v) inchoate and unperfected workers', mechanics', suppliers' or similar Liens arising in the ordinary course of business; (vi) carriers', warehousemen's, or other similar possessory Liens arising in the ordinary course of business and securing indebtedness either not yet due and payable in an outstanding aggregate amount not in excess of One Hundred Thousand Dollars ($100,000) at any time, or to the extent that nonpayment thereof is permitted by the terms of
             Section 7.2(b); (vii) Producers' Liens, so long as Borrower is not in default under its agreements with the Producer or Producers benefitted thereby; (viii) the Liens set forth on the schedule of permitted liens delivered by Borrower pursuant to the Schedule of Documents to the extent approved by Agent; (ix) deposits securing, or in lieu of, surety, appeal or customs bonds in proceedings to which Borrower is a party; (x) an attachment or judgment Lien, but only for a period of thirty (30) days following attachment of such Lien and such attachment or judgment lien shall cease to be a Permitted Lien if the obligation that it secures has not been satisfied or bonded during such thirty (30) day period; (xi) zoning restrictions, easements, licenses, or other restrictions on the use of real property or other minor irregularities in title (including leasehold title) thereto, so long as the same do not materially impair the use, value, or marketability of such real property, leases or leasehold estates; (xii) encumbrances listed as exceptions to title in the title policy received by Agent at the Closing Date, but only to the extent that such encumbrances cover the particular properties identified in such title policy as being covered by such encumbrances, and (xiii) security interests securing Purchase Money Indebtedness in Newly Acquired Capital Assets to the extent permitted by Section 8.3(b).

                              "Permitted  Swap   Transactions"   shall  mean  an
             interest rate swap transaction between Borrower and the Swap Lender pursuant to which Borrower is the fixed rate payer and the Swap Lender is the floating rate payer (based on one month LIBOR) and which has the following characteristics:

                      Swap Period Ending February 1, 2001

                      Fixed Rate: Not to exceed 7.00%
                      An initial $10,000,000 commencing March 1, 1998
                      An additional $30,000,000 commencing January 1, 1999

                      Swap Period Ending October 1, 2001

                      Fixed Rate: Not to exceed 7.00% An initial $ 5,000,000 commencing April 1, 1998 An additional $25,000,000 commencing January 1, 1999 An additional $20,000,000 commencing February 1, 2001

                      Swap Period Ending January 1, 2002

                      Fixed Rate: Not to exceed 7.00% An initial $10,000,000 commencing April 1, 1998 An additional $10,000,000 commencing January 1, 1999 An additional $20,000,000 commencing February 1, 2001

                              "Person"   shall   mean   any   individual,   sole
             proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, institution, public benefit corporation, entity or government (whether federal, state, county, city, municipal or otherwise, including, without limitation, any instrumentality, division, agency, body or department thereof).

                              "Phylloxera Capital  Expenditures" shall mean, for
             any period,  the sum of  expenditures  required  to be  capitalized under GAAP for or relating to vineyard expenditures on phylloxera-infested acreage.

                              "Plan" shall mean, with respect to Borrower or any
             ERISA Affiliate, at any time, an employee benefit plan, as defined in Section 3(3) of ERISA, which Borrower maintains, contributes to or has an obligation to contribute to on behalf of participants who are or were employed by any of them.

                              "Prime  Rate"  shall  mean  the  "Prime"  rate  as
             published from time to time in the Eastern Edition of The Wall Street Journal, regardless of whether such rate is actually charged by any bank, or, in the event that The Wall Street Journal ceases publication of such rate, in such other nationally recognized financial publication of general circulation as Agent may, from time to time, designate in writing based on Agent's reasonable determination that the rate so published is comparable to the "Prime" rate published in the Eastern Edition of The Wall Street Journal.

                              "Producer"   shall  mean  any   producer   of  any
             agricultural product that sells any product which is grown by him and which is subject to a producer's lien pursuant to Article 9 (commencing with Section 55631), Chapter 6, Division 20 of the California Food and Agricultural Code, as now in effect or hereafter amended.

                              "Producers'  Liens"  shall mean (i) liens in favor
             of Producers arising pursuant to Article 9 (commencing with Section 55631), Chapter 6, Division 20 of the California Food and Agricultural Code, as now in effect or hereafter amended, and (ii) liens under California Civil Code Section 3051 of which Borrower has received notice as provided in California Civil Code Section 3051a.

                              "Projections" shall mean the projections referred
             to in Section 5.7.

                              "Purchase Money  Indebtedness"  means Indebtedness
             incurred solely for the purchase of Newly Acquired Capital Assets; provided that such Indebtedness is secured by purchase money Liens on such assets, such Liens do not extend to or cover any assets of Borrower or any Subsidiary other than such Newly Acquired Capital Asset or a group of related Newly Acquired Capital Assets, and such Liens secure the obligation to pay the purchase price and acquisition costs of such Newly Acquired Capital Asset and interest thereon only, such Indebtedness is incurred at the time of acquisition of such Newly Acquired Capital Asset, and the fair market value of the Newly Acquired Capital Assets so secured is at least equal to the amount of the Indebtedness secured thereby.

                              "Qualified  Plan" shall mean an  employee  pension
             benefit plan, as defined in Section 3(2) of ERISA, which is intended to be tax-qualified under Section 401(a) of the IRC, and which Borrower or any ERISA Affiliate maintains, contributes to or has an obligation to contribute to on behalf of participants who are or were employed by any of them.

                              "Reference  Rate"  shall mean the rate of interest
             publicly announced from time to time by Bank of America in San Francisco as its Reference Rate, or such other rate of interest as Bank of America in San Francisco may hereafter announce as the substitute for its Reference Rate.

                              "Regulatory  Change"  shall mean,  with respect to
             any Lender, any change after the Closing Date in federal, state, or foreign law or regulations (including Regulation D) or the adoption or making after such date of any interpretation, directive or request applying to a class of lenders including such Lender of or under any Federal, state, or foreign law or regulations (whether or not having the force of law and whether or not failure to comply therewith would be unlawful) by any court or governmental or monetary authority charged with the interpretation or administration thereof.

                              "Reportable  Event"  shall  mean any of the events
             described in Section  4043(b)(1),  (2),  (3),  (5),  (6), or (9) of
             ERISA.
                              "Requisite  Lenders" shall mean any combination of
             both (a) Lenders holding Percentages of the Revolving Loan of sixty-six and two-thirds percent (66.66%) or more and (b) Lenders holding Percentages of the Term Loan of sixty-six and two-thirds percent (66.66%) or more.

                              "Restricted    Payment"   shall   mean   (i)   the
             declaration of a payment of any dividend or the occurrence of any liability to make any other payment or distribution of cash or other property or assets in respect of Borrower's Stock, (ii) any payment on account of the purchase, redemption or other retirement of Borrower's Stock or any other payment or distribution made in respect thereof, either directly or indirectly, or (iii) any payment, loan, contribution, or other transfer of funds or other property to any Stockholder of Borrower except for reasonably equivalent value.

                              "Retiree  Welfare Plan" shall refer to any Welfare
             Plan  providing  for  continuing   coverage  or  benefits  for  any
             participant or any beneficiary of a participant after such participant's termination of employment, other than continuation coverage provided pursuant to Section 4980B of the IRC and at the sole expense of the participant or the beneficiary of the participant.

                              "Revolving   Advance"   shall  have  the   meaning
             ascribed to such term in Section 2.1(a).

                              "Revolving  Lenders"  shall  mean  Pacific  Coast,
             CoBank, Bank of America, GE Capital, Rabobank, and Bank of Boston, or any other Lender that holds a Percentage of the Revolving Loan, but only in its capacity as the holder of such interest.

                              "Revolving  Loan" shall mean the aggregate  amount
             of Revolving Advances outstanding at any time.

                              "Revolving  Loan Maturity Date" shall mean January
             16, 2001; provided, that if the Obligations shall become due and payable in accordance with Section 10.2 or any other provision of this Agreement, then the Revolving Loan Maturity Date shall be the date on which the Obligations become due and payable.

                              "Revolving  Note" shall mean any promissory  notes
             or similar instrument delivered by Borrower to any Revolving Lender evidencing at any time any portion of the Revolving Loan.

                              "Schedule  of  Accounts"  shall  mean a  schedule,
             containing such information regarding accounts receivable of Borrower as Agent shall reasonably request, delivered by Borrower to Lender from time to time pursuant to the terms of this Agreement or as and when requested by Agent.

                              "Schedule of  Documents"  shall mean the schedule,
             including all appendices, exhibits or schedules thereto, listing certain documents and information to be delivered in connection with the Loan Documents and the transactions contemplated thereunder, substantially in the form attached hereto as Exhibit C as supplemented and amended by the Third Amendment Schedule in the form attached hereto as Exhibit C-1 and the Second Restatement Schedule attached hereto as Exhibit C-2.

                              "Schedule  of  Inventory"  a schedule,  containing
             such information regarding inventory of Borrower as Agent shall reasonably request, delivered by Borrower to Lender from time to time pursuant to the terms of this Agreement or as and when requested by Agent.

                              "Second  Amendment" shall mean that certain Second
             Amendment to Second Amended and Restated Credit Agreement dated as of October 24, 1997 between Borrower, Lenders, and Agent.

                              "Second  Restatement  Closing Date" shall mean the
             date on which the modifications set forth in this Agreement shall become effective, which shall be on or about the date set forth on the first page of this Agreement.

                              "Second  Restatement   Schedule"  shall  mean  the
             schedule, including all appendices, exhibits or schedules thereto, listing certain documents and information to be delivered on or in connection with the Second Restatement Closing Date and the transactions contemplated thereunder, in the form attached hereto as Exhibit C-2.

                              "Second  Restatement  Stock" shall mean the shares
             of common Stock in Borrower issued to BWEH for the purchase price of Five Million Dollars ($5,000,000), of which ninety percent (90%) shall be issued by the Second Restatement Closing Date and ten percent (10%) shall be issued by the earlier of (i) March 31, 1997, or (ii) the Newhall Advance Date.

                              "Security  Documents"  shall mean (i) all security
             agreements and other similar documents delivered by Borrower to Agent pursuant to which Borrower or any Guarantor grants to Agent a security interest in, assignment of, or lien upon any property of Borrower or such Guarantor, (ii) all trademark assignments and other similar documents delivered by Borrower to Agent pursuant to which Borrower or any Guarantor grants to Agent a security interest in, assignment of, or lien upon any trademark or other intellectual property of Borrower or such Gurantor, (iii) all deeds of trust in which Borrower is the trustor and Agent the Beneficiary and which have been delivered by Borrower to Agent, and (iv) any other document pursuant to which Borrower or any Affiliate of Borrower has granted or shall grant to Agent or to any Lender a security interest in or Lien upon any property to secure any of the Obligations, including all amendments, modifications and supplements thereto.

                              "Solvent" shall mean, when used with respect to
             any Person, that:

                              (i)  the  present  fair  salable   value  of  such
                      Person's assets is in excess of the total amount of such Person's liabilities;

                          (ii)such Person is able to pay its debts as they
                      become due; and

                         (iii)such Person does not have unreasonably small capital to carry on such Person's business as theretofore operated and all businesses in which such Person is about to engage.

                              "SPAC" shall mean Silverado  Partners  Acquisition
             Corp., a California corporation, and its successors and assigns.

                              "Special  Prepayment" shall mean: (a) a prepayment
             of proceeds received from sale or other disposition of a Fixed Asset, (b) a prepayment of proceeds received from an equity investment in common or preferred Stock of Borrower, and (c) if Borrower requests Lenders to approve a proposed transaction which, if consummated, would create an Event of Default solely under
             Section 10.1(l) and Lenders decline to approve such a request, thus rendering it necessary for Borrower to seek alternative financing in order to consummate such transaction, then a repayment in full of the Obligations from such alternative financing shall constitute a Special Prepayment so long as the repayment occurs within three
             (3) months of such request.

                              "Special Real  Property"  shall mean those parcels
             of real property identified in Exhibit F.

                              "Spill" shall have the meaning ascribed to such
             term in Section 5.26.

                              "Stag's  Leap  Advance"  shall  mean an advance of
             Five Million Dollars ($5,000,000) under Term Loan Tranche B that will be made on the Second Restatement Closing Date to facilitate Borrower's acquisition of the Stag's Leap Assets.

                              "Stock" shall mean all shares, options,  warrants,
             general or limited partnership interests, participations or other equivalents (regardless of how designated) of or in a corporation, partnership or equivalent entity whether voting or nonvoting, including, without limitation, common stock, preferred stock, or any other "equity security" (as such term is defined in Rule 3a11-1 of the General Rules and Regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended).

                              "Stock   Acquisition"   shall  have  the   meaning
             ascribed to such term in Recital A.

                              "Stockholder" shall mean each holder of Stock of
             Borrower.

                              "Subject Property" shall have the meaning assigned
             to it in Section 9.1.

                              "Subordinated Debt" shall mean any obligation that
             is subordinated in right or time of payment to all or any portion of the Obligations, the terms of which must be reasonably satisfactory to Agent and all Lenders.

                              "Subsidiary"  shall  mean,  with  respect  to  any
             Person, (i) any corporation of which an aggregate of more than 50% of the outstanding Stock having ordinary voting power to elect a majority of the board of directors of such corporation (irrespective of whether, at the time, Stock of any other class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency) is at the time, directly or indirectly, owned legally or beneficially by such Person and/or one or more Subsidiaries of such Person, or with respect to which any such Person has the right to vote or designate the vote of 50% or more of such Stock whether by proxy, agreement, operation of law or otherwise and (ii) any partnership, trust, limited liability company, or other entity in which such Person and/or one or more Subsidiaries of such Person shall have an interest (whether in the form of voting or participation in profits or capital contribution) of more than 50% or of which any such Person is a general partner or may exercise the powers of a general partner, excluding Calcork, a California general partnership.

                              "Swap   Agreement"  shall  mean  the  ISDA  Master
             Agreement, with accompanying schedules, confirmations, instruments, and other documents entered into between Borrower and the Swap Lender on, about, or after the date of the Second Amendment.

                              "Swap Lender" shall mean Bank of America.

                              "Swap Loss Adjustment Date" shall have the meaning
             assigned to it in Section 2.20(b).

                              "Swap Loss  Certificate"  shall mean a certificate
             delivered from the Swap Lender to Agent setting forth the Final Swap Loss Amount.

                              "Swap  Loss  Obligations"  shall  mean any and all
             obligations and liabilities of Borrower to the Swap Lender under the Swap Agreement with respect to Permitted Swap Transactions, whether voluntary or involuntary, absolute or contingent, liquidated or unliquidated, determined or undetermined, and whether or not presently due and owing.

                              "Swingline   Advance"   shall  have  the   meaning
             ascribed to such term in Section 2.1A(a).

                              "Swingline  Lender" shall mean Pacific  Coast,  in
             its capacity as a Lender, but only in its capacity as the holder of such interest.

                              "Swingline  Loan" shall mean the aggregate  amount
             of all Swingline Advances outstanding at any time.

                              "Taxes" shall have the meaning assigned to it in
             Section 2.13(a).

                              "Termination  Date"  shall  mean the date on which
             (i) the Revolving Loan, the Swingline Loan and the Term Loan and any other Obligations under this Agreement have been completely discharged and Borrower shall have no further right to borrow any amounts under this Agreement, and (ii) Borrower shall have funded the amounts required, if any, under the Loan Documents into the Cash Collateral Account in respect of the Letter of Credit Obligations, if any, then outstanding.

                              "Term Lenders"  shall mean Pacific Coast,  CoBank,
             and any other Lender that holds a Percentage of the Term Loan, in its capacity as a holder of such interest.

                              "Term Loan" shall mean a loan,  consisting of Term
             Loan Tranche A and Term Loan Tranche B, made by Term Lenders to Borrower on the Closing Date in the original principal amount of One Hundred Sixty Million Dollars ($160,000,000), which was subsequently (i) increased to One Hundred Seventy Million Dollars ($170,000,000) on the Third Amendment Closing Date, (ii) increased to One Hundred Eighty-Two Million Five Hundred Thousand Dollars ($182,500,000) on the Second Restatement Closing Date (of which Five Million Dollars ($5,000,000) was advanced on the Second Restatement Closing Date and of which Seven Million Five Hundred Thousand Dollars ($7,500,000) was advanced on the Newhall Closing
             Date), and (iii) decreased by a special principal payment of Six Million Dollars ($6,000,000) on the First Amendment Closing Date.

                              "Term  Loan  Maturity  Date"  shall  mean July 16,
             2005; provided, that if the Obligations shall become due and payable in accordance with Section 10.2 or any other provision of this Agreement, then the Term Loan Maturity Date shall be the date on which the Obligations become due and payable.

                              "Term Loan  Tranche A" shall mean a portion of the
             original principal amount of the Term Loan equal to Twenty Million Dollars ($20,000,000), but reduced by a special principal payment of Six Million Dollars ($6,000,000) on the First Amendment Closing Date.

                              "Term Loan  Tranche B" shall mean that  portion of
             the principal amount of the Term Loan not within the scope of Term Loan Tranche A, which meant that the amount thereof (i) was, on the Closing Date, One Hundred Forty Million Dollars ($140,000,000),
             (ii) was, on the Third Amendment Closing Date, One Hundred Fifty Million Dollars ($150,000,000), and (iii) was, on the Second Restatement Closing Date, One Hundred Fifty-Five Million Dollars ($155,000,000), but increased to One Hundred Sixty-Two Million Five Hundred Thousand Dollars ($162,500,000) on the Newhall Advance Date.

                              "Term  Note"  shall mean any  promissory  notes or
             similar instrument delivered by Borrower to any Term Lender evidencing at any time any portion of the Term Loan.

                              "Texas  Pacific  Group"  shall mean TPG  Partners,
             L.P., a Delaware limited partnership and TPG Parallel I, L.P., a Delaware limited partnership.

                              "Third  Amendment"  shall mean the Third Amendment
             to Credit Agreement dated as of April 1, 1996 among Borrower, Lenders and Agent.

                              "Third Amendment Closing Date" shall mean the date
             the Third Amendment was executed by the Borrower, Lenders and Agent and delivered to the Agent.

                              "Third  Amendment  Documents" shall mean the Third
             Amendment and all other agreements, instruments, documents, and certificates identified in the Third Amendment Schedule in favor of Agent or any Lender and including all other pledges, powers of attorney, consents, assignments, contracts and agreements whether heretofore, now, or hereafter executed by or on behalf of Borrower or any of its Affiliates, or any employee of Borrower or any of its Affiliates, and delivered to Agent or any Lender in connection with the Third Amendment or the transactions contemplated thereby.

                              "Third   Amendment   Schedule"   shall   mean  the
             schedule, including all appendices, exhibits or schedules thereto, listing certain documents and information to be delivered in connection with the Third Amendment and the transactions contemplated thereunder, in the form attached hereto as Exhibit C-1.
                              "Title IV Plan" shall mean a Pension  Plan,  other
             than a Multiemployer Plan, which is covered by Title IV of ERISA.

                              "Unfunded  Pension  Liability"  shall mean, at any
             time, the aggregate amount, if any, of the sum of (i) the amount by which the present value of all accrued benefits under each Title IV Plan exceeds the fair market value of all assets of such Title IV Plan allocable to such benefits in accordance with Title IV of ERISA, all determined as of the most recent valuation date for each such Title IV Plan using the actuarial assumptions in effect under such Title IV Plan, and (ii) for a period of five (5) years following a transaction reasonably likely to be covered by Section 4069 of ERISA, the liabilities (whether or not accrued) that could be avoided by Borrower or any ERISA Affiliate as a result of such transaction.

                              "Variable  Rate"  shall  mean a  floating  rate of
             interest equal to the higher of (i) Prime Rate, or (ii) the Reference Rate.

                              "Welfare  Plan"  shall mean any welfare  plan,  as
             defined  in  Section  3(1)  of  ERISA,   which  is   maintained  or
             contributed to by Borrower.

                              "Winery  Real   Property"   shall  mean  any  real
             property owned by Borrower or any Subsidiary on which a winery is located or which is contiguous to or integrally related to any real property on which a winery is located.

                              "Withdrawal  Liability"  shall mean,  at any time,
             the  aggregate  amount  of the  liabilities,  if any,  pursuant  to
             Section 4201 of ERISA, and any increase in contributions pursuant to Section 4243 of ERISA with respect to all Multiemployer Plans.

                      1.2 Accounting  Terms.  Any  accounting  term used in this
             Agreement shall have, unless otherwise specifically provided herein, the meaning customarily given such term in accordance with GAAP, and all financial computations hereunder shall be computed, unless otherwise specifically provided herein, in accordance with GAAP consistently applied. That certain terms or computations are explicitly modified by the phrase "in accordance with GAAP" shall in no way be construed to limit the foregoing.

                      1.3 Certain Matters of  Construction.  The words "herein,"
             "hereof," "hereto," "hereunder," and other words of similar import refer to this Agreement as a whole, including the Exhibits and Schedules hereto, as the same may from time to time be amended, modified or supplemented, and not to any particular section, subsection or clause contained in this Agreement. Any reference to a "Section," "Exhibit," or "Schedule" shall refer to the relevant Section or, Exhibit, or Schedule to this Agreement, unless specifically indicated to the contrary. Wherever from the context it appears appropriate, each term stated in either the singular or plural shall include the singular and plural, and pronouns stated in the masculine, feminine or neuter gender shall include the masculine, feminine or neuter. The term "including" shall not be limiting or exclusive, unless specifically indicated to the contrary. The term "real property" shall include vines and trees affixed to such real property but shall not include crops, including wine grapes, grown or growing on such property.

                                                    ARTICLE II.

                                            AMOUNT AND TERMS OF CREDIT

                      2.1     Revolving Advances.

                              (a) Revolving Lenders Will Make Advances Available. Upon and subject to the terms and conditions hereof, the Revolving Lenders agree to make available, from time to time, until the Revolving Loan Maturity Date, for Borrower's use and upon the request of Borrower therefor, advances (each, a "Revolving Advance") that shall not exceed, in the aggregate together with all Letter of Credit Obligations and all then outstanding advances under the Swingline Loan, the Maximum Revolving Indebtedness. The amount of any Revolving Advance shall be not less than One Million Dollars ($1,000,000) and shall be in integral multiples of One Hundred Thousand Dollars ($100,000).

                              (b) Requests for Advances.  If Borrower desires to
             receive a Revolving Advance, Borrower shall deliver a notice to Agent substantially in the form of Exhibit D no later than 2:00 p.m. (California time) on the second Business Day prior to the date of the proposed Revolving Advance. Each such notice (a "Notice of Revolving Advance") shall be from an Authorized Financial Representative. Agent and Revolving Lenders shall be entitled to rely upon and shall be fully protected under this Agreement in relying upon any Notice of Revolving Advance reasonably believed by Agent to be genuine. Agent shall deliver notice of its receipt of the Notice of Revolving Advance to each Revolving Lender on or before 11:00 a.m. (California time) on the Business Day prior to the date of the proposed Revolving Advance, and each of the other Revolving Lenders shall wire its Initial Percentage of such Revolving Advance to the Disbursement Account (with notice to Agent that such wire has been made) on or before 11:00 a.m. (California time) on the date of the proposed Revolving Advance. Upon the close of business on the date of the proposed Revolving Advance, the funds in the Disbursement Account shall be made available to Borrower by the bank at which the Disbursement Account is held, unless such bank shall have been instructed by Agent to withhold such funds, which instructions Agent may deliver if Agent has determined that Borrower has failed to fulfill the applicable conditions set forth in Article IV. All notices delivered pursuant to this Section 2.1(b) shall be delivered by facsimile to the facsimile number set forth in Section 13.12 or to such other facsimile number as a party hereto shall designate in writing pursuant to the provisions of Section 13.12. The failure of any Revolving Lender (such Revolving Lender, a "Non-Funding Lender") to make any Revolving Advance to be made by it on the date specified therefor shall not relieve any other Revolving Lender ("Other
             Lender") of its obligation to make its Revolving Advance on such date, but neither any Other Lender nor Agent shall be responsible for the failure of any Non-Funding Lender to make an Advance to be made by such Non-Funding Lender.

                              (c)  Maturity   Date  for  Revolving   Loan.   The
             Revolving Loan shall mature and shall become due and payable in full on the Revolving Loan Maturity Date.

                              (d) Revolving  Line of Credit.  The Revolving Loan
             is a revolving line of credit and Borrower may borrow, repay principal, and reborrow in accordance with the terms of this Agreement; provided that Borrower shall provide Agent with one (1) day's advance notice of any repayment. Repayments of principal shall be in integral multiples of One Hundred Thousand Dollars ($100,000).

                              (e) Reliance on Borrowing Base Certificate. Borrower agrees that in making any Revolving Advance or incurring any Letter of Credit Obligations hereunder Agent and Revolving Lenders shall be entitled to rely upon the most recent Borrowing Base Certificate delivered to Agent by Borrower. Borrower further agrees that Agent and Revolving Lenders shall be under no obligation to make any Revolving Advance or incur any Letter of Credit Obligations until such time as Borrower shall have delivered a current Borrowing Base Certificate to Agent and Revolving Lenders by the time required by Section 6.1(a).

                              (f) Availability of Letters of Credit. Borrower may from time to time request that Revolving Lenders make a Letter of Credit available to Borrower upon the terms and conditions set forth in this Agreement; provided that no letter of credit may be issued for purposes of payment of workers compensation insurance premiums, and provided that the format of the Letter of Credit and the identity of the beneficiary are reasonably acceptable to the issuing bank. Upon and subject to the terms and conditions hereof, Revolving Lenders shall make available to Borrower such Letter of Credit. Borrower shall request the issuance of a Letter of Credit by written notice to Agent not less than five (5) Business Days prior to the requested date of issuance; provided, that Borrower shall not request a Letter of Credit and Revolving Lenders shall not cause the issuance of a Letter of Credit if doing so would cause the aggregate amount of all Letter of Credit Obligations at any one time outstanding (whether or not then due and payable) to exceed Ten Million Dollars ($10,000,000) or if the issuance of such Letter of Credit would cause the aggregate of all Letter of Credit Obligations and the Revolving Loan to exceed the lesser of (i) an amount equal to the Maximum Revolving Loan minus the aggregate amount of Grower Payables outstanding from time to time, or (ii) the Borrowing Base; and provided further, that no Letter of Credit shall have an expiry date which is later than (x) three hundred sixty-five (365) days following the date of issuance thereof, or
             (y) the Revolving Loan Maturity Date. Bank of America shall be issuer of all Letters of Credit; provided, that the Revolving Lenders may by unanimous vote at any time select another Revolving Lender to be such issuer, whereupon such other Revolving Lender shall be the issuer of all Letter of Credit issued after such selection (the issuer being the "Letter of Credit Bank"). At the time of each request by Borrower that a Letter of Credit be issued, the Letter of Credit Bank, at its option, may require Borrower to execute and deliver to the Letter of Credit Bank an application for such Letter of Credit in the form customarily prescribed by the Letter of Credit Bank to issue Letters of Credit (the "Applications") or such other documents as the Letter of Credit Bank may reasonably require with respect to the issuance of such Letters of Credit. This Agreement supersedes any terms of the Applications which are inconsistent with the terms hereof, including terms relating to the reimbursement of draws, payment of fees, and defaults.

                              (g) Draw or Other Payment on Letters of Credit. In
             the event that the Letter of Credit Bank, Agent or any Revolving Lender shall make any payment on or pursuant to any Letter of Credit Obligation (the "Draw Amount"), such Draw Amount shall be deemed to immediately constitute a Revolving Advance. Borrower shall, within two (2) Business Days of being notified by Agent or such Revolving Lender of the Draw Amount, pay to Agent for the benefit of the Letter of Credit Bank an amount equal to the Draw Amount, together with interest on the Draw Amount at the Variable Rate (or, if applicable, the Default Rate) from the date of payment by the Letter of Credit Bank to the date of the payment by Borrower. If Borrower fails to make the required payment to the Letter of Credit Bank, then each Revolving Lender shall upon the request of Agent make a payment to the Letter of Credit Bank of its Percentage of the Draw Amount and its Percentage of interest on the Draw Amount. Such payment shall be considered a purchase by such Revolving Lenders from the Letter of Credit Bank of their Percentages of the Draw Amount, and interest thereon, and such payment shall neither increase nor decrease the amounts owed by Borrower hereunder.

                              (h) Letters of Credit Outstanding on the Revolving
             Loan Maturity Date. In the event that any Letter of Credit Obligation, whether or not then due or payable, shall for any reason be outstanding on the Revolving Loan Maturity Date, Borrower will either (i) cause the underlying Letter of Credit to be returned and canceled and Letter of Credit Bank's corresponding Letter of Credit Obligation to be terminated, or (ii) pay to Agent, for the benefit of Revolving Lenders, cash in an amount equal to the maximum amount then available to be drawn under the Letter of Credit. Such cash shall be held by Agent in a cash collateral account (the "Cash Collateral Account") which shall be in the name, sole dominion and control of Agent (as a cash collateral account) for the benefit of Revolving Lenders and subject to the terms of this Section 2.1. Borrower agrees to execute and deliver to Agent such documentation with respect to the Cash Collateral Account as Agent may request, and Borrower hereby pledges and grants to Agent a security interest in all such cash held in the Cash Collateral Account from time to time and all interest thereon and the proceeds thereof, as additional security for the payment of all amounts due in respect of the Letter of Credit Obligations, whether or not then due.

                              (i) Application of Funds in Cash Collateral Account. From time to time after cash is deposited in the Cash Collateral Account, Agent may apply such cash then held in the Cash Collateral Account to the payment of any amounts, in such order as Agent may elect, as shall be or shall become due and payable by Borrower to the Letter of Credit Bank or to Revolving Lenders.

                              (j) Withdrawal of Funds in Cash Collateral Account. Neither Borrower nor any Person claiming on behalf of or through Borrower shall have any right to withdraw any of the cash held in the Cash Collateral Account, except that upon the termination of any Letter of Credit Obligation in accordance with its terms and the payment of all amounts payable by Borrower to Agent, the Letter of Credit Bank, and Revolving Lenders in respect thereof, any funds remaining in the Cash Collateral Account in excess of the then remaining Letter of Credit Obligations and any other outstanding Obligations to Agent, the Letter of Credit Bank, or Revolving Lenders shall be returned to Borrower.

                              (k) No Obligation to Invest Funds in Cash Collateral Account. Neither Agent nor any other Person shall have any obligation to invest any cash deposited in the Cash Collateral Account or to deposit any such cash in an interest-bearing account.

                              (l) Voluntary Reduction of Maximum Revolving Loan.
             Borrower may, at any time upon ten (10) days prior notice to Agent and the Lenders, permanently reduce the Maximum Revolving Loan to an amount determined by Borrower; provided, that (a) such reduction shall be ineffective if and to the extent that the Requisite Term Lenders reasonably determine that such reduction would impair the ability of Borrower to make regularly scheduled payments of interest or principal under the Term Loan, and (b) in no event may Borrower reduce the Maximum Revolving Loan below One Hundred Fifteen Million Dollars ($115,000,000).

                      2.1A    Swingline Loan.

                              (a) Swingline Lender Will Make Advances Available.
             Upon and subject to the terms and conditions hereof, the Swingline Lender agrees to make available, from time to time, until the eighth (8th) Business Day preceding the Revolving Loan Maturity Date, for Borrower's use and upon the request of Borrower therefor, advances (each, a "Swingline Advance") under the Swingline Loan; provided that a Swingline Advance shall not be available to the extent that such Swingline Advance would either (i) cause the aggregate amount of all then outstanding Swingline Advances to exceed Ten Million Dollars ($10,000,000), or (ii) cause the aggregate amount of Swingline Advances, together with all then outstanding advances under the Revolving Loan and all Letter of Credit Obligations, to exceed the Maximum Revolving Indebtedness. The amount of any Swingline Advance shall be not less than One Hundred Thousand Dollars ($100,000) and shall be in integral multiples of One Hundred Thousand Dollars ($100,000).

                              (b) Requests for Swingline  Advances.  If Borrower
             desires to receive a Swingline Advance, Borrower shall deliver a notice to Agent substantially in the form of Exhibit I no later than 10:00Ea.m. (California time) on the Business Day on which Borrower desires to receive the proposed Swingline Advance. Each such notice (a "Notice of Swingline Advance") shall be from an Authorized Financial Representative. Notwithstanding the foregoing, Agent and the Swingline Lender may, in their sole discretion, decide to permit Borrower to request a Swingline Advance by telephone subject to such procedures as Agent and Swingline Lender shall determine. Agent and the Swingline Lender shall be entitled to rely upon and shall be fully protected under this Agreement in relying upon any Notice of Swingline Advance, or any telephone request for a Swingline Advance, reasonably believed by Agent and the Swingline Lender to be genuine.

                              (c) Repayment of Swingline Loan. The Swingline Loan is a revolving line of credit and Borrower may borrow, repay principal, and reborrow in accordance with the terms of this Agreement; provided that Borrower shall provide Agent with notice of any repayment prior to 10:00 a.m. on the date of repayment. Repayments of principal shall be in integral multiples of One Hundred Thousand Dollars ($100,000). If any Swingline Advance has not been repaid within seven days after such Swingline Advance was made to Borrower, the amount of such Swingline Advance may, in the sole discretion of Agent, be transferred from the Swingline Loan to the Revolving Loan. If the Revolving Loan Maturity Date shall occur, the then outstanding amount of the Swingline Loan shall automatically be transferred from the Swingline Loan to the Revolving Loan. If an Event of Default shall occur, the then outstanding amount of the Swingline Loan may, in the sole discretion of Agent, be transferred from the Swingline Loan to the Revolving Loan. Any amounts transferred from the Swingline Loan to the Revolving Loan shall thereafter bear interest at the Variable Rate; provided that Borrower may subsequently elect to convert the interest rate to a Fixed Rate for a period selected by Borrower in accordance with the provisions of Section 2.5(c). If any amounts are transferred from the Swingline Loan to the Revolving Loan, each Revolving Lender shall wire its Initial Percentage of such amounts to Agent within one (1) Business Day of being notified by Agent of such transfer and such amounts shall be disbursed by Agent to the Swingline Lender.

                              (d) Swingline Loan Interest  Rate.  Swingline Loan
             advances hereunder shall bear interest on a daily basis at the "Overnight Rate"; provided that if an Event of Default shall occur and be continuing, then the Swingline Loan shall bear interest at a rate of interest that is three percent (3%) per annum higher than the Overnight Rate. The "Overnight Rate" shall be whatever rate the Swingline Lender shall from time to time quote to Borrower as being the Overnight Rate. Such rate shall be set by the Swingline Lender in its sole discretion. Such rate shall change as of any particular Business Day if the Swingline Lender notifies Borrower of the rate change by 12:00 noon on such Business Day and, if not, on the following Business Day. A change in the Overnight Rate shall apply to amounts then outstanding under the Swingline Loan as well as to future advances.

                      2.2     Term Loan.

                              (a) Advance of Term Loan.  Upon and subject to the
             terms and conditions hereof, each Term Lender advanced to Borrower on the Closing Date such Term Lender's Percentage of the Term Loan. On the Closing Date, the aggregate amount of all such advances from all Term Lenders equalled One Hundred Sixty Million Dollars ($160,000,000). Upon and subject to the terms and conditions hereof, each Term Lender advanced to Borrower on the Third Amendment Closing Date such Term Lender's Percentage of an additional Ten Million Dollar advance under the Term Loan. On the Third Amendment Closing Date, the aggregate amount of all such advances from all Term Lenders equalled One Hundred Seventy Million Dollars ($170,000,000). Each Term Lender agrees that (i) on the Second Restatement Closing Date, the maximum amount available to be borrowed under the Term Loan shall increase by Twelve Million Five Hundred Thousand Dollars ($12,500,000) from One Hundred Seventy Million Dollars ($170,000,000) to One Hundred Eighty-Two Million Five Hundred Thousand Dollars ($182,500,000), (ii) on the Second Restatement Closing Date, each Term Lender shall advance to Borrower its Term Lender's Percentage of the Five Million Dollars ($5,000,000) Stag's Leap Advance, at which time the aggregate amount of all such advances from all Term Lenders shall equal One Hundred Seventy-Five Million Dollars ($175,000,000), and (iii) on the Newhall Advance Date, if the Newhall Advance Date shall occur, each Term Lender shall advance to Borrower its Term Lender's
             Percentage of the Seven Million Five Hundred Thousand Dollars ($7,500,000) Newhall Advance, at which time the aggregate amount of all such advances from all Term Lenders shall equal One Hundred Eighty-Two Million Five Hundred Thousand Dollars ($182,500,000).

                              (b) Term Notes. The Term Loan made by Term Lenders
             to Borrower shall be evidenced by the Term Notes to be executed and delivered by Borrower at the Second Restatement Closing Date. The Term Notes shall represent the obligation of Borrower to pay the Term Loan.

                              (c) Term Loan  Interest  and  Principal  Payments;
             Amortization. On the First Amendment Closing Date, Borrower shall pay to Agent, for the benefit of Term Lenders, a special principal prepayment of Six Million Dollars ($6,000,000) which shall be applied by Term Lenders to Term Loan Tranche A. Borrower shall pay to Agent, for the benefit of Term Lenders, interest on the Term Loan on a quarterly basis, in arrears, commencing on April 1, 1996, and continuing on the first Business Day of each Fiscal Quarter thereafter until the Termination Date; provided, that, commencing on April 1, 1998, Borrower shall pay to Agent quarterly
             installments  of  principal  and  interest,   which  principal  and
             interest amounts shall be determined as of such date and shall approximate the equal amortization of principal and interest based on the weighted average of the Fixed Rates in effect as of such date over a period of eighteen and one-half (18.5) years from and including such date, (ii) with respect to One Hundred Fifty Million Dollars ($150,000,000) of Term Loan Tranche B, from and after the first anniversary of the Closing Date commencing April 1, 1997, Borrower shall pay to Agent quarterly installments of principal determined in accordance with Exhibit H (subject to adjustment if there is a reamortization pursuant to Section 2.2(d)), and all interest accrued thereon, amortized over a period of nineteen and one-half (19.5) years from the first (1st) anniversary of the Closing Date; and (iii) with respect to the remainder of Term Loan Tranche B, commencing July 1, 1997, Borrower shall pay to Agent quarterly installments of principal and interest, which principal and interest amounts shall be determined as of such July 1, 1997 date and shall approximate the equal amortization of principal and interest based on the weighted average of the Fixed Rates in effect as of such date, amortized over a period of nineteen and one-quarter (19.25) years from the Second Restatement Closing Date; and provided, further, that all unpaid principal, accrued interest and other amounts evidenced by the Term Notes shall be due and payable in full on the Term Loan Maturity Date.
                              (d) Application of Prepayments on Term Loan. All mandatory and other prepayments applied to the Term Loan pursuant to Sections 2.3(c), (d), and (e) and 2.4 or any other provision of this Agreement shall be applied by Agent first to Term Loan Tranche A until all principal, interest, and other amounts owing thereunder shall have been paid in full. (Prepayments received prior to April 1, 1999 shall be applied first to that portion of Term Loan Tranche A referred to in clause (i) of Section 2.2(c) and then to that portion of Term Loan Tranche A referred to in clause (ii) of
             Section 2.2(c). Prepayments received on or after April 1, 1999 shall be applied pro-rata between that portion of Term Loan Tranche A referred to in clause [i] of Section 2.2(c) and that portion of Term Loan Tranche A referred to in clause (ii) of Section 2.2(c).) After full payment of Term Loan Tranche A, all such prepayments shall be applied to Term Loan Tranche B until all principal, interest, and other amounts owing thereunder shall have been paid in full. (Prepayments shall be applied pro-rata between that portion of Term Loan Tranche B referred to in clause (iv) of
             Section 2.2(c) and that portion of Term Loan Tranche B referred to in clause (iii) of Section 2.2(c).) Except as otherwise provided below, all such prepayments applied to principal under the Term Loan shall be applied in inverse order of maturity, shall not reduce the amount of any future installment of principal provided for under Section 2.2(c) (other than the payment due upon maturity of the Term Loan or, if such final installment has already been prepaid, the most remote remaining scheduled principal payment), and shall constitute a permanent reduction of the Term Loan. Notwithstanding the immediately preceding sentence, if (i) Term Loan Tranche A has been paid in full, (ii) Agent has received a prepayment on Term Loan Tranche B which, when taken together with all previous prepayments applied to Term Loan Tranche B, results in an aggregate prepayment of not less than Twenty Million Dollars ($20,000,000), and (iii) no Default or Event of Default has occurred and is continuing, then, upon Borrower's written request in connection with such prepayment of any additional prepayment of Term Loan Tranche B, Agent shall, on a one-time basis, without premium or fee, reamortize the then remaining principal balance under Term Loan Tranche B in equal, quarterly installments of principal and interest over the original nineteen and one-half (19.5) year amortization period, less the portion of such amortization period that has elapsed since the amortization commenced on the first anniversary after the Closing Date. Borrower shall have the right to designate the various Fixed Rate portions to which prepayments on the Term Loan shall be applied and, in the absence of such designation, shall be applied to the Fixed Rate portions maturing soonest.

                      2.3     Mandatory Prepayments; Application Thereof.

                              (a) Mandatory Prepayment of Revolving Loan and Letter of Credit Obligations. If at any time, the outstanding balance of the Revolving Loan, when aggregated with the amount of outstanding Letter of Credit Obligations and the then outstanding amount of the Swingline Loan, shall exceed the amount of the Maximum Revolving Indebtedness, Borrower shall immediately repay to Agent the outstanding Revolving Loan in the amount of such excess. No prepayment fee shall be payable with respect to any mandatory prepayment under this Section 2.3(a). All mandatory prepayments under this Section 2.3(a) shall be applied by Agent to the Obligations owing to the Revolving Lenders in accordance with their respective Initial Percentages.

                              (b)          Intentionally Omitted.

                              (c) Mandatory  Prepayment from Sales of Assets. If
             at any time Borrower sells or otherwise disposes of real property in amounts permitted by Section 8.9(b) of this Agreement, Borrower shall immediately pay to Agent the Minimum Payment Amount with respect to such sale or disposition. Except for such permitted sales of real property and except for the proceeds of equipment being traded in or replaced in the ordinary course of business, if at any time Borrower sells or otherwise disposes of any Fixed Assets, or sells or otherwise disposes of any assets other than Fixed Assets outside of the ordinary course of Borrower's business, Borrower shall immediately pay to Agent all of the Net Proceeds of such sale or other disposition. In addition to the foregoing, if at the end of one hundred eighty (180) days after disposition of a Fixed Asset by Borrower, Lenders have released to Borrower aggregate proceeds from sales of Fixed Assets in an amount that exceeds by Twenty Million Dollars ($20,000,000) the amount of such proceeds subsequently invested by Borrower in "Productive Assets" (defined as assets used by Borrower in the same type of business that Borrower is engaged in on the Closing Date), then a mandatory prepayment shall be due from Borrower to Agent in the amount of such excess, to be applied to either the Term Loan or the Revolving Loan as designated by Borrower. All mandatory prepayments under this Section 2.3(c) from the sale or other disposition of any Fixed Assets shall be applied by Agent to the Term Loan in the manner provided in Section 2.2(d). All mandatory prepayments under this
             Section 2.3(c) from the sale or other disposition of any assets other than Fixed Assets shall be applied by Agent to the Revolving Loan. Such amounts received by Revolving Lenders shall constitute a permanent reduction in the Maximum Revolving Loan.

                              (d) Mandatory Prepayment from Issuance of Additional Indebtedness or Equity. If at any time after the Closing Date Borrower incurs any additional Indebtedness for borrowed money, other than Purchase Money Indebtedness, or issues any additional Stock (other than the Second Restatement Stock),
             Borrower shall immediately pay to Agent all proceeds of such incurrence or issuance. All mandatory prepayments under this
             Section 2.3(d) shall be distributed by Agent to Revolving Lenders and Term Lenders based on their Initial Percentages of the Obligations. Amounts received by Term Lenders pursuant to this
             Section 2.3(d) shall constitute a permanent reduction of the Term Loan as provided in Section 2.2(d). Amounts received by Revolving Lenders shall constitute a permanent reduction in the Maximum Revolving Loan.

                              (e) Mandatory Prepayment Upon Payment of Subordinated Debt. If at any time Borrower shall make or tender any payment on account of the principal portion of any Subordinated Debt that is not approved in writing by Agent, Borrower shall make a mandatory prepayment to Agent, for the benefit of Revolving Lenders and Term Lenders, in the amount of, and consisting of, such payment or tendered payment. Such prepayment shall be distributed by Agent to Revolving Lenders and Term Lenders based on their Percentages of the Obligations. Amounts received by Term Lenders pursuant to this Section 2.3(e) shall constitute a permanent reduction of the Term Loan as provided in Section 2.2(d). Amounts received by Revolving Lenders pursuant to this Section 2.3(e) shall constitute a permanent reduction in the Maximum Revolving Loan.

                      2.4     Other Prepayments.

                              (a) Prepayment in Full. Borrower shall have the right at any time to voluntarily prepay the entire amount of the outstanding Revolving Loan, the outstanding Swingline Loan and the entire amount of the outstanding Term Loan and to terminate this Agreement upon at least three (3) Business Days notice to Agent, without premium or penalty except Borrower shall pay to Agent, for the benefit of Term Lenders, a prepayment surcharge calculated in accordance with Section .3 or Section 2.4(d), and shall pay to Agent for the benefit of Revolving Lenders a prepayment surcharge calculated in accordance with Section 2.4(d). Prepayment in full shall be accompanied by the payment of all accrued and unpaid interest and all Fees and other remaining Obligations, including, Borrower making arrangements, in accordance with the terms and conditions of Section 2.1(h), for satisfaction with respect to any outstanding Letter of Credit Obligation.

                              (b) Partial Prepayment of Term Loan. Borrower shall have the right at any time to voluntarily prepay any portion of the Term Loan upon at least three (3) Business Days notice to Agent, without premium or penalty, except that Borrower shall pay to Agent, for the benefit of Term Lenders, a prepayment surcharge calculated in accordance with Section 2.4(c) if the prepayment is a Special Prepayment, and shall pay to Agent for the benefit of Term Lenders a prepayment surcharge calculated in accordance with
             Section 2.4(d) if the prepayment is a General Prepayment. All voluntary partial prepayments of the Term Loan shall be applied by Agent in the manner provided in Section 2.2(d).
                              (c) Prepayment  Surcharge for Special Prepayments.
             At the time that Borrower makes any Special Prepayment, whether such Special Prepayment is voluntary on behalf of Borrower or mandatory under the terms of this Agreement, Borrower shall simultaneously pay to Agent, for the benefit of Term Lenders and Revolving Lenders, a prepayment surcharge for each Fixed Rate portion so prepaid calculated as follows:

                                           (i)     For each Fixed Rate portion
                                                   of the Term Loan:

                      (A) Calculate the difference between (1) the annual rate the Term Lenders allocated (in accordance with their standard methodology) on the Interest Determination Date to fund the amount being prepaid, and (2)the annual rate the Term Lenders ould allocate (in accordance with such methodology) on the date of such prepayment to und a new advance in such amount for the remainder of the Interest Period for such Fixed Rate portion. If the difference is negative, no repayment surcharge is payable.

                      (B)     Divide the result in (A) above by four (4);

                      (C) For each quarter or portion thereof during which the amount prepaid was scheduled to have been outstanding, however, in no such instance beyond the remaining Interest Period for such Fixed Rate portion, multiply the amount determined in (B) above by the amount prepaid (such that there is a quarterly calculation for each quarter during the remaining Interest Period for such Fixed Rate portion);

                      (D) Determine the present value of each quarterly calculation made under (C) above, based upon the scheduled time that interest on the amount prepaid would have been payable during the remaining Interest Period for such Fixed Rate portion and a discount rate equal to the rate set forth in
                              (A)(2) above;

                      (E) Add all of the calculations made under (D) above. The result is the prepayment surcharge; and

                                           (ii)    For each Fixed Rate portion
                      of the Revolving Loan, the prepayment surcharge shall be equal to any funding losses incurred by Lenders as a result of such prepayment, including any loss or expense arising from the redeployment of funds.

                              (d) Prepayment  Surcharge for General  Prepayment.
             At the time that Borrower makes any General Prepayment, whether such General Prepayment is voluntary on behalf of Borrower or mandatory under the terms of this Agreement, Borrower shall simultaneously pay to Agent, for the benefit of Term Lenders and/or Revolving Lenders, as the case may be, a prepayment surcharge for each Fixed Rate portion of the Term Loan and the Revolving Loan so prepaid, calculated as follows:

                                           (i)  For each Fixed Rate portion of
                      the Term Loan, the
                      prepayment surcharge shall equal the sum of the respective present values of such portion for each calendar quarter or portion of a calendar quarter remaining from the date of such prepayment until the expiration of the applicable Interest Period based on the sum of the Formula Yield in effect on the date of such prepayment plus one-half percent (.50%), and treating each portion of a calendar quarter as an entire quarter; and

                                           (ii)    For each Fixed Rate portion
                      of the Revolving
                      Loan, the prepayment surcharge shall be equal to any funding losses incurred by Lenders as a result of such prepayment, including any loss or expense arising from the redeployment of funds.

                      2.5     Interest on Revolving Advances.

                              (a) Variable Rate.  Revolving  Advances  hereunder
             shall bear interest at the Variable Rate, unless Borrower elects to convert the interest rate to a Fixed Rate for the period selected by Borrower in accordance with the provisions of Section 2.5(c).

                              (b)          Intentionally Omitted.

                              (c) Fixed Rate for Revolving  Loan.  Borrower may,
             from time to time, elect to convert all or a portion of the outstanding Revolving Advances to a Fixed Rate; provided, that (i) at least four (4) Business Days prior to the proposed Interest Determination Date, Borrower has provided Agent with written notice of such election, the requested Interest Determination Date, the amount of the Revolving Advances to be converted, and the requested Interest Period for the amount to be converted, (ii) at the time of delivery of such written notice and upon the date of conversion, no Default or Event of Default exists under this Agreement, (iii) at no time shall there be more than ten (10) outstanding tranches of the Revolving Loan bearing interest at a Fixed Rate, (iv) the last day of the Interest Period chosen by Borrower shall not extend beyond the Revolving Loan Maturity Date, and (v) the amount converted to a Fixed Rate at any one time shall be not less than One Million Dollars ($1,000,000) and any amounts in excess thereof shall be in integral multiples of One Hundred Thousand Dollars
             ($100,000). Whenever Borrower shall notify Agent of an election pursuant to this Section 2.5(c), Agent shall so notify each Revolving Lender at least three (3) Business Days prior to the proposed Interest Determination Date. Any election by Borrower pursuant to this Section 2.5(c) shall be irrevocable during the Interest Period selected by Borrower, and that portion of the Revolving Loan so converted shall bear interest at the applicable Fixed Rate until the expiration of the applicable Interest Period at which time, unless another Fixed Rate has been duly elected by Borrower pursuant to this Section 2.5(c), the interest rate for such portion of the Revolving Loan will automatically convert to the Variable Rate.

                              (d) Reduction in Margin Applicable to Fixed Rate Elections for Revolving Loan. On and after the date set forth below, the margin applicable to the Fixed Rate shall be adjusted on a quarterly basis in the manner and to the extent provided in this
             Section 2.5(d). If, as of the end of any Fiscal Quarter, commencing with the Fiscal Quarter ending on March 31, 1998, Borrower's Consolidated Funded Debt to Consolidated EBITDA Ratio, for the period of such Fiscal Quarter and the three immediately preceding Fiscal Quarters, calculated on a rolling basis, falls within any of the levels listed below, then the margin applicable to the Fixed Rate for the next Fiscal Quarter shall be adjusted, in the manner set forth below, to the applicable margin for such level listed below:

             Consolidated Funded Debt                              Applicable
             to Consolidated EBITDA Ratio Level                    Margin

             4.00:1 or greater                                     1.375%
             3.75:1 or greater, but less than 4.00:1               1.250%
             3.25:1 or greater, but less than 3.75:1               1.125%
             2.75:1 or greater, but less than 3.25:1               0.875%
             2.25:1 or greater, but less than 2.75:1               0.625%
             Less than 2.25:1                                      0.500%

             The first ratio shall be determined for the four quarters ending with the Fiscal Quarter ending on March 31, 1998 and shall be determined on the third (3rd) Business Day after Borrower's delivery to Agent of the financial statements for such Fiscal Quarter required to be delivered to Agent pursuant to Section 6.1(c). Thereafter, any change to the applicable margin shall become effective as of the third (3rd) Business Day after Borrower's delivery to Agent of the financial statements required to be delivered to Agent pursuant to Section 6.1(c) demonstrating to Agent's reasonable satisfaction Borrower's right to such changed applicable margin. Notwithstanding anything to the contrary in the foregoing, if a Default or Event of Default shall have occurred and be continuing on either the date that Borrower elects to convert a portion of the Revolving Loan to a Fixed Rate or upon the Interest Determination Date, then Borrower shall have no right to elect a Fixed Rate. If Borrower is nonetheless permitted to elect a Fixed Rate, Borrower shall not be entitled to any reduction in the applicable margin otherwise available under this Section 2.5(d).

                      2.6     Interest on Term Loan.

                              (a) Fixed Rates for Term Loan. The Term Loan shall
             bear interest at a Fixed Rate, as elected by Borrower in accordance with the terms of this Agreement. Prior to the First Amendment Closing Date, Borrower provided Agent with written notice of the Interest Periods elected by Borrower for the Term Loan. The designations made by Borrower are irrevocable and portions of the Term Loan so designated shall continue to bear interest at the applicable Fixed Rate selected by Borrower until the expiration of the applicable Interest Period; provided that, effective upon the First Amendment Closing Date and continuing through expiration of the applicable Interest Period, the applicable Fixed Rate for each of the following Interest Periods shall be reduced by the amount set forth below:

                      Ending Date of Interest Period             Reduction

                      January 16, 1998                           0.450%
                      February 28, 1998                          0.424%
                      April 1, 1998                              0.390%
                      January 16, 1999                           0.320%
                      April 1, 1999                              0.350%
                      January 16, 2001                           0.380%
                      January 16, 2003                           0.430%

             For example, if the Fixed Rate applicable to the Interest Period ending on January 16, 1998 was 7.95%, such Fixed Rate would be reduced upon the First Amendment Closing Date to 7.50%.

                              (b) Designation of Fixed Rates. At least five (5) Business Days prior to the expiration of any Interest Period chosen by Borrower with respect to a portion of the Term Loan, Borrower shall provide Agent with written notice of the subsequent Interest Period elected by Borrower for that portion of the Term Loan. Subsequent elections shall be subject to the following conditions:
             (i) Borrower may designate no more than four (4) separate Interest Periods for Term Loan Tranche A, and no more than six (6) separate Interest Periods for Term Loan Tranche B, (ii) the last day of an Interest Period chosen by Borrower shall not extend beyond the Term Loan Maturity Date, and (iii) the amount of each portion of the Term Loan designated for an Interest Period shall be in amounts reasonably acceptable to Agent. The designations made by Borrower pursuant to this Section 2.6(b) shall be irrevocable during the Interest Period selected by Borrower and any portion of the Term Loan so designated shall bear interest at the applicable Fixed Rate until the expiration of the applicable Interest Period. If Borrower shall not have designated an Interest Period by the fifth (5th) Business Day required by the first sentence of this Section 2.6(b), then, subject to Section 2.6(c), Borrower shall be deemed to have designated an Interest Period of ninety (90) days for the applicable portion of the Term Loan; provided; that if the Term Loan Maturity Date is less than ninety days (90) after such date, then Agent shall select a shorter Interest Period. The Fixed Rates for Interest Periods shall be as follows: (i) as to any ninety (90) day Interest Period, the Discount Rate as of the date of such election plus the applicable margin listed below, and (ii) as to any one year, two year, three year, five year, or seven year Interest Period, the Cost of Funds Rate applicable to such Interest Period plus the applicable margin listed below:

                              Interest Period                 Applicable Margin

                              90 days                            1.500%
                              one year                           1.575%
                              two years                          1.550%
                              three years                        1.575%
                              five years                         1.625%
                              seven years                        1.625%

             or such lower Fixed Rates, if any, to which Borrower may be entitled pursuant to Section 2.6(c).

                              (c) Reduction in Margin Applicable to Fixed Rate Elections for Term Loan. The margin applicable to each Fixed Rate shall be adjusted on a quarterly basis in the manner and to the extent provided in this Section 2.6(c). If, as of the end of any Fiscal Quarter, Borrower's Consolidated Funded Debt to Consolidated EBITDA Ratio, for the period of such Fiscal Quarter and the three immediately preceding Fiscal Quarters, calculated on a rolling basis, falls within any of the levels listed below, then the margin applicable to each of the available Fixed Rates selected pursuant to Section 2.6(b) for the next Fiscal Quarter shall be adjusted in the manner set forth below to the applicable margin for such Fixed Rate for such level listed below:


             Consolidated Funded Debt to           Interest Periods &
             Consolidated EBITDA Ratio Levels      Applicable Margins
               ================================ -------------- --------------- -------------- ----------------- ================
                                                                                                                5 or 7
                                                90 Day         1 Year          2 Year         3 Year             Year
               ================================ -------------- --------------- -------------- ----------------- ================
               3.50 OR GREATER, BUT LESS THAN   1.375%         1.45%           1.425%         1.45%             1.50%
               3.75:1
               ================================ -------------- --------------- -------------- ----------------- ================
               3.25:1 or greater, but less      1.25%          1.325%          1.30%          1.325%            1.375%
               than 3.50:1
               ================================ -------------- --------------- -------------- ----------------- ================
               2.75:1 or greater, but less      1.00%          1.075%          1.05%          1.075%            1.125%
               than 3.25:1
               ================================ -------------- --------------- -------------- ----------------- ================
               2.25:1 or greater, but less       .75%           .95%            .925%          .95%             1.005%
               than 2.75:1
               ================================ ============== =============== ============== ================= ================
               Less than 2.25:1                  .625%          .825%           .80%           .825%             .875%

               ================================ ============== =============== =
             The ratio shall change as of the third (3rd) Business Day after Borrower's delivery to Agent of the financial statements required to be delivered to Agent pursuant to Section 6.1(c). Notwithstanding anything to the contrary in the foregoing, (i) changes in the ratios and applicable margins described above during any Interest Period shall not affect the Fixed Rate for such Interest Period during such Interest Period, and (ii) if a Default or Event of Default shall have occurred and be continuing on the date that Borrower designates an Interest Period or on the Interest Determination Date, Borrower shall not be entitled to the reduction provided for by this Section 2.6(c).

                              (d) No Designation Upon Occurrence of a Default or
             Event of Default. If a Default or Event of Default shall have occurred, then during the continuance of such Default or Event of Default Borrower shall have no right to designate an Interest Period. Any portion of a Term Loan covered by an Interest Period that expires during the continuance of a Default or an Event of Default shall bear interest after such expiration at the Default Rate until such time, if any, as such Default shall cease to exist or such Event of Default shall be waived or cured and Borrower shall make a subsequent designation of an Interest Period in accordance with the terms of this Agreement.

                      2.7     Other Interest Provisions.

                              (a) Interest Payment Dates.  Interest shall be due
             and payable on the first day of each calendar quarter, commencing April 1, 1996, with respect to all interest accrued on the Revolving Loan, the Swingline Loan and the Term Loan during the preceding calendar quarter; provided, that if any Interest Period shall mature prior to the first day of a calendar quarter, then interest accrued at a Fixed Rate during the particular Interest Period shall be due and payable upon expiration of the Interest Period. Interest accrued on the Revolving Loan and the Swingline Loan but not otherwise due and payable on the Revolving Loan
             Maturity Date shall become due and payable on the Revolving Loan Maturity Date. Interest accrued on the Term Loan but not otherwise due and payable on the Term Loan Maturity Date shall become due and payable on the Term Loan Maturity Date.

                              (b) Payments Due on Business Days. If any installment of interest or any other amount payable under any Loan Document becomes due and payable on a day other than a Business Day, the payment date for such payment shall be extended to the next succeeding Business Day and, with respect to payments of principal or other payments that bear interest (other than interest first due on such date), interest thereon shall be payable at the then applicable rate during such extension; provided, however, if any installment of interest relating to (i) Revolving Advances that have been converted to a Fixed Rate or (ii) the Term Loan, shall become due and payable on a Saturday, the payment date for such payment shall be the preceding Business Day.

                              (c) Computation of Interest.  All  computations of
             interest on the Term Loan shall be made by Agent on the basis of a three hundred sixty (360) day year, based on four (4) equal quarterly periods. All computations of interest on the Revolving Loan accruing at the Fixed Rate shall be made by Agent on the basis of a three hundred sixty (360) day year, based on the actual number of days occurring in the period for which such interest is payable. All computations of interest on the Revolving Loan accruing at the Variable Rate or on the Swingline Loan shall be made by Agent on the basis of a three hundred sixty five (365) day year, in each case for the actual number of days occurring in the period for which such interest is payable. Interest determined by reference to a floating rate (i.e., the Variable Rate, the Overnight Rate applicable to the Swingline Loan, or such portions of the Default Rate bearing interest at a floating rate) shall be determined on a daily basis for use in calculating the interest that is payable for such day, and any change in the applicable rate shall become effective on the day such change occurs. Each determination by Agent of an interest rate hereunder, or by the Swingline Lender with respect to the Swingline Loan, shall be conclusive and binding for all purposes, absent manifest error or bad faith.

                              (d) Default Rate. Any overdue principal of or interest with respect to any Revolving Advance, or the Term Loan, and the amount of any fees, costs, or expenses that Borrower is obligated to pay to Agent or any Lender under this Agreement or any Loan Document not paid when due, shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the Default Rate. In addition, upon and after the occurrence of an Event of Default and continuing until such Event of Default has been cured or waived in writing by Agent in accordance with the terms of this Agreement, interest shall accrue on the Obligations (other than Swap Loan Obligations prior to the Swap Loss Adjustment
             Date) at the Default Rate. The interest rate increase to the Default Rate shall take effect immediately upon the occurrence of an Event of Default, without prior notice to Borrower.

                              (e)  Interest Not to Exceed  Maximum  Lawful Rate.
             Notwithstanding anything to the contrary set forth in this Agreement, if at any time until payment in full of all of the
             Obligations, the rate of interest payable hereunder exceeds the highest rate of interest permissible under any law which a court of competent jurisdiction shall, in a final determination, deem applicable hereto (the "Maximum Lawful Rate"), then in such event and so long as the Maximum Lawful Rate would be so exceeded, the rate of interest payable hereunder shall be equal to the Maximum Lawful Rate; provided, that if at any time thereafter the rate of interest payable hereunder is less than the Maximum Lawful Rate, Borrower shall continue to pay interest hereunder at the Maximum Lawful Rate until such time as the total interest received by (i) Revolving Lenders from the making of the Revolving Loan or incurring the Letter of Credit Obligations hereunder, (ii) the Swingline Lender from the making of the Swingline Loan hereunder, and (iii) Term Lenders from making the Term Loan hereunder, is equal to the total interest which such Lenders would have received had the interest rate payable hereunder been (but for the operation of this Section 2.7(e)) the interest rate payable since the Closing Date. Thereafter, the interest rate payable hereunder shall be the rate of interest set forth herein, unless and until the rate of interest again exceeds the Maximum Lawful Rate, in which event this paragraph shall again apply. In no event shall the total interest received by Lenders pursuant to the terms hereof exceed the amount which Lenders could lawfully have received had the interest due hereunder been calculated for the full term hereof at the Maximum Lawful Rate. In the event the Maximum Lawful Rate is calculated pursuant to this Section 2.7(e), such interest shall be calculated at a daily rate equal to the Maximum Lawful Rate divided by the number of days in the year in which such calculation is made. In the event that a court of competent jurisdiction, notwithstanding the provisions of this Section 2.7(e), shall make a final determination that Lenders have received interest hereunder or under any of the Loan Documents in excess of the Maximum Lawful Rate, Revolving Lenders, the Swingline Lender, and Term Lenders shall, respectively, to the extent permitted by applicable law, promptly apply such excess first to any interest due and not yet paid under the Revolving Loan and Letter of Credit Obligations, the Swingline Loan, and the Term Loan, then to the outstanding principal of the Revolving Loan, the Swingline Loan, and the Term Loan (without premium or penalty), and then to Fees and any other unpaid Obligations and thereafter shall refund any excess to Borrower or as a court of competent jurisdiction may otherwise order.

                              (f) Additional  Fixed Rate  Provisions.  If at any
             time Agent reasonably determines that for any reason adequate and reasonable means do not exist for ascertaining the LIBO Rate or the LIBO Rate generally becomes unavailable to Agent or to any Lender, Agent shall promptly give notice thereof to Borrower, and upon the giving of such notice, no new Fixed Rate may be selected by Borrower, until Agent is reasonably able to ascertain the LIBO Rate and Agent shall promptly notify Borrower at such time; provided, that Agent's determination under this Section 2.7(f) as to Borrower shall be in accordance with its treatment of other borrowers under commercial loans generally. In the event that any law, treaty, rule, regulation, or determination of a court or governmental authority or any change therein or in the interpretation or application thereof or compliance by Agent with any request or directive (whether or not having the force of law) from any central bank or governmental authority:

                                           (i)     shall subject Agent or any
            Lender to any tax of
             any kind whatsoever with respect to any LIBO Rate, or change the basis of taxation of payments to any Lender of principal, interest or any other amount payable under any Loan Document (except for changes in the rate of tax on the overall net income of a Lender); or

                                           (ii)    shall impose, modify or hold
             applicable any
             reserve, special deposit, compulsory loan, or similar requirement against assets held by, or deposits or other liabilities in or for the account of, advances or loans by, or other credit extended by, or any other acquisition of funds by, any office of any Lender; or

                                           (iii)   shall impose on any Lender
             any other condition;
             and the result of any of the foregoing is to increase the cost to such Lender of making, renewing, or maintaining any portion of the Revolving Loan or Term Loan with interest rates tied to the LIBO Rate and/or to reduce any amount receivable by any Lender in connection therewith;

             then in any such case, Borrower shall pay to such Lender, immediately upon demand, such amount or amounts as may be necessary to compensate such Lender for any additional costs incurred by such Lender and/or reductions in amounts received by such Lender which are attributable to LIBO Rates made available to Borrower hereunder. In determining which costs incurred by a Lender and/or reductions in amounts received by a Lender are attributable to such LIBO Rates, any reasonable allocation made by such Lender among its operations shall be conclusive and binding upon Borrower; provided, that such Lender's determination under this Section 2.7(f) as to Borrower is in accordance with its treatment of other borrowers under commercial loans generally.

                              (g) Adjustment of Interest Rate Margins Upon Receipt of Annual Audited Statement. Notwithstanding any other provision of this Agreement, if an adjustment to any margin applicable to the determination of any interest under this Agreement was made based on a quarterly financial statement for a quarter ending on DecemberE31 of any year, and the audited financial statement when delivered shows that Borrower did not qualify for such adjusted margin, then the margin shall immediately be adjusted retroactively back to the date of adjustment to the level for which Borrower qualifies based on such audited financial statement and Borrower shall be assessed by Agent for interest accrued at the difference between the rates and Borrower shall pay such difference to Agent upon demand.

                      2.8 Fees.  In  addition  to the other Fees  listed in this
             Agreement, Borrower shall pay to Agent the following Fees:

                              (a)   Commitment   Fee.  Upon  the  Closing  Date,
             Borrower paid to Agent for the benefit of Lenders a commitment fee in the amount of Three Million Dollars ($3,000,000) and upon the Third Amendment Closing Date, Borrower paid to Agent for the benefit of Lenders a subsequent commitment fee in the amount of One Hundred Twenty Thousand Dollars ($120,000). On the Second Restatement Closing Date, Borrower shall pay to Agent for the benefit of Lenders a commitment fee of Eighteen Thousand Seven Hundred Fifty Dollars ($18,750) and an amendment fee of One Hundred Sixty Thousand Dollars ($160,000). The foregoing fees shall be distributed among Agent and Lenders as they shall agree. Borrower shall have no part in determining how such fees are distributed among Lenders and Agent.

                              (b) Agency Fee. To compensate Agent for serving as
             Agent under this Agreement and under the Security Documents, Borrower shall pay to Agent for its own account (i) a periodic fee in an amount and at the times set forth in a letter of even date from Agent to Borrower or in such other subsequent letters as may be entered into between Agent and Borrower, commencing on the Closing Date and continuing until the Termination Date and (ii) such fees as were or may be negotiated between Agent and Borrower and set forth in separate agreements and which were paid to or are payable to Agent on the Third Amendment Closing Date, on the Second Restatement Closing Date, and on any future amendments of modifications of this Agreement or any Loan Documents (collectively, the "Agency Fee").

                              (c) Facility Fee. Upon the Closing Date,  Borrower
             was obligated to pay to Agent for the benefit of Lenders a loan application fee (the "Facility Fee") in the amount of One Million Five Hundred Thousand Dollars ($1,500,000). The Facility Fee was to be paid directly to Agent from the initial Revolving Advance made on the Closing Date. Agent and Lenders agreed to waive the full amount of the Facility Fee due to delivery by Borrower and the Guarantors to Agent and Lenders on the Closing Date a waiver, in form and substance satisfactory to Agent and Lenders, of the "borrower's rights" provisions of the Farm Credit Act of 1971, as amended.

                              (d) Unused Commitment Fee. In consideration of the
             commitment made by Revolving Lenders and the Swingline Lender under this Agreement, from and after the Closing Date and until the Revolving Loan Maturity Date, Borrower shall pay to Agent, for the benefit of Revolving Lenders and the Swingline Lender, a quarterly unused commitment fee (the "Unused Commitment Fee") equal to three-tenths of one percent (.30%) per annum of the average daily amount by which the Maximum Revolving Loan exceeds the outstanding balance of the Revolving Loan plus the outstanding Letter of Credit Obligations plus the Swingline Loan; provided, that the Unused Commitment Fee shall be subject to reduction as provided below. If, as of the end of any Fiscal Quarter, commencing with the Fiscal Quarter ending March 31, 1998, Borrower's Consolidated Funded Debt to Consolidated EBITDA Ratio, for the period of such Fiscal Quarter and the three immediately preceding Fiscal Quarters, calculated on a rolling basis, falls within any of the levels listed below, then the Unused Commitment Fee for the next Fiscal Quarter shall be adjusted in the manner set forth below to the percentage for such level listed below:

                      Consolidated Funded Debt to                            Unused
                      Consolidated EBITDA Ratio Level                Commitment Fee

                      4.00:1 or greater                                     .300%
                      3.75:1 or greater, but less than 4.00:1               .275%
                      3.25:1 or greater, but less than 3.75:1               .250%
                      2.75:1 or greater, but less than 3.25:1               .200%
                      2.25:1 or greater, but less than 2.75:1               .175%
                      Less than 2.25:1                                      .150%

             The first ratio shall be determined for the four quarters ending with the Fiscal Quarter ending on March 31, 1998 and shall be determined on the third (3rd) Business Day after Borrower's delivery to Agent of the financial statements for such Fiscal Quarter required to be delivered to Agent pursuant to Section 6.1(c). Thereafter, any change to the Unused Commitment Fee shall become effective as of the third (3rd) Business Day after Borrower's delivery to Agent of the financial statements required to be delivered to Agent pursuant to Section 6.1(c) demonstrating to Agent's reasonable satisfaction Borrower's right to such changed applicable margin. Notwithstanding anything to the contrary in the foregoing, if a Default or Event of Default shall have occurred and be continuing on the date that Borrower would otherwise be entitled to a reduction in the Unused Commitment Fee, then the Unused Commitment Fee shall remain or become three-tenths of one percent (.30%) per annum. The Unused Commitment Fee shall be paid to Agent on (i) the fifth day of each calendar quarter with respect to the previous calendar quarter, and (ii) the Revolving Loan Maturity Date, with respect to the period from the last full calendar quarter through the Revolving Loan Maturity Date. Notwithstanding the foregoing, if an adjustment to the amount of the Unused Commitment Fee is made based on a quarterly financial statement for a quarter ending on the last day of any Fiscal Year, and the audited financial statement when delivered shows that Borrower did not qualify for such adjustment, then the Unused Commitment Fee shall immediately be adjusted retroactively back to the date of adjustment to the level for which Borrower qualifies based on such audited financial statement and Borrower shall be assessed by Agent for the difference between the rates and Borrower shall pay such difference to Agent upon demand. The Swingline Lender shall be entitled to receive the "Swingline Portion" (as defined later in this Section 2.8(d)) of the Unused Commitment Fee and the Revolving Lenders shall be entitled to receive the balance. The "Swingline Portion" of the Unused Commitment Fee is equal to the applicable per annum percentage (which is initially three-tenths of one percent (.30%), but which may be reduced as set forth earlier in this Section 2.8(d)) of the average daily amount by which Ten Million Dollars ($10,000,000) exceeds the outstanding balance of the Swingline Loan.

                              (e) Letter of Credit  Fee.  Borrower  shall pay to
             Agent, for the account of Revolving Lenders, the Letter of Credit Maintenance Fee (calculated on the basis of a 360 day year and actual days elapsed), on the face amount of all outstanding Letter of Credit Obligations, payable in arrears (i) for the preceding calendar quarter, on first Business Day of the succeeding calendar quarter, and (ii) on the Revolving Loan Maturity Date. Upon the occurrence and during the continuance of an Event of Default, the Letter of Credit Maintenance Fee shall be increased to the Default Rate, and shall be payable upon demand by Agent. The Letter of Credit Maintenance Fee shall be allocated as follows: one-quarter percent (.25%) per annum shall be due to the Letter of Credit Bank and the balance of the Letter of Credit Maintenance Fee shall be allocated to each Revolving Lender (including the Letter of Credit
             Bank) in accordance with each Revolving Lender's Percentage of the Revolving Loans.) In addition to the above, Borrower shall pay to the Letter of Credit Bank, or shall reimburse Agent and Revolving Lenders for, all customary fees and charges of the Letter of Credit Bank or like party in connection with the issuance, administration, amendment, negotiation or payment of any Letter of Credit.

                              (f) Fees Cumulative and  Non-Refundable.  All Fees
             payable under any Loan Document shall be cumulative and all Fees shall be considered fully earned on the date of payment and shall not be refundable under any circumstances.

                      2.9 Purchase of Farm Credit  Stock.  On the Closing  Date,
             Borrower shall purchase One Thousand Dollars ($1,000) of stock in Pacific Coast Farm Credit Services, ACA and shall execute and deliver to Pacific Coast Farm Credit Services, ACA such documents as are reasonably necessary to consummate such purchase. The purchase price for the stock shall be paid directly from the initial Revolving Advance made on the Closing Date.

                      2.10 Receipt of Payments. Borrower shall make each payment under this Agreement not later than 10:30 A.M. (California time) on the day when due in lawful money of the United States of America by wire transfer of immediately available funds to the Collection Account. Borrower shall have advised Agent in writing of each payment being made by Borrower no later than 2:00Ep.m. (California time) on the Business Day prior to the date of making of such payment. For purposes of computing interest and fees and determining the amount of funds available for borrowing by Borrower pursuant to Article II, payments of immediately available funds by wire transfer deposited in the Collection Account not later than 10:30 a.m. (California time) (and for which Agent has received notice prior to the making of such payment) shall be deemed received by Agent upon that Business Day. If payment shall be deposited later than 10:30 a.m. (California time) on any particular Business Day (or if Agent was not given prior notice of the payment by 2:00 p.m. (California time) on the Business Day preceding the date of payment), such payment shall be deemed received on the following Business Day. If Agent, in its sole discretion, determines to accept from Borrower payment by checks, drafts, or similar non-cash items, payment shall be deemed received by Agent two (2) Business Days after notice to Agent and deposit of such payment in the Collection Account.

                      2.11 Application and Allocation of Payments Prior to the Occurrence of an Event of Default.

                              (a) Application of Payments.  Borrower irrevocably
             waives the right to direct the application of any and all payments at any time or times hereafter received by Agent or Lenders from or on behalf of Borrower, and Borrower irrevocably agrees that Agent and Lenders shall have the continuing exclusive right to apply any and all such payments against the then due and payable Obligations of Borrower as Agent and Lenders may deem advisable.

                              (b) Allocation of Payments. Agent shall allocate among the Lenders payments received from Borrower in the following manner:

                                           (i)     payments of Obligations that
             are owed to Agentshall be retained by Agent;

                                           (ii)    payments of Obligations other
             than principal and
                      interest payments that are owed to Lenders shall be allocated to the Lenders in accordance with each Lender's respective Percentage; and

                                           (iii) payments of principal and
                      interest on account of the
                      Swingline Loan shall be allocated to the Swingline Lender; payments of principal and interest on account of the Term Loan shall be allocated in accordance with each Term Lender's respective Percentage of the Term Loan; provided, that if any Term Lender's pro rata share of the aggregate outstanding principal amount of the Term Loan is greater than such Term Lender's Percentage, then principal payments shall be allocated to such Lender until its pro rata share of the aggregate outstanding principal amount is equal to such Lender's Percentage; payments of principal and interest on account of the Revolving Loan shall be allocated in accordance with each Revolving
                      Lender's respective Initial Percentage, with respect to payments received prior to Agent's taking action pursuant to Section 11.12, or Percentage, with respect to payments received after Agent's taking action pursuant to Section 11.12; provided, that if any Revolving Lender's pro rata share of the aggregate outstanding principal amount of the Revolving Advances is greater than such Lender's Initial Percentage or Percentage, whichever is then appropriate, then principal payments shall be allocated to such Lender until its pro rata share of the aggregate outstanding principal amount is equal to such Lender's Initial Percentage or Percentage, as the case may be.

                      2.12 Accounting.  Agent will provide a monthly  accounting of (i) transactions under the Revolving Loan and (ii) the Letter of Credit Obligations, and a quarterly accounting of transactions under the Term Loan to Borrower and to Lenders. Each and every such accounting shall (absent manifest error) be deemed final, binding, and conclusive upon Borrower and Lenders in all respects as to all matters reflected therein, unless Borrower or a Lender, within one hundred twenty (120) days after the date any such accounting is rendered, shall notify Agent in writing of any objection which Borrower or such Lender may have to any such accounting, describing the basis for such objection with specificity. In that event, only those items expressly objected to in such notice shall be deemed to be disputed by Borrower or such Lender. Agent's determination, based upon the facts available, of any item objected to by Borrower or a Lender in such notice shall (absent manifest error) be final, binding, and conclusive on Borrower and Lenders, unless Borrower or such Lender shall commence a judicial proceeding to resolve such objection within sixty (60) days following Agent's notifying Borrower and Lenders of such determination.

                      2.13    Taxes.

                              (a) Any and all payments by Borrower  hereunder or
             under the Revolving Notes or Term Notes shall be made, in accordance with this Section 2.13, free and clear of and without deduction for any and all present or future taxes, levies, imposts, deductions, Charges, or withholdings, and all liabilities with respect thereto, excluding taxes imposed on or measured by the net income of any Lender by the jurisdiction under the laws of which such Lender is organized or any political subdivision thereof (all such non-excluded taxes, levies, imposts, deductions, Charges, withholdings and liabilities being hereinafter referred to as "Taxes"). If Borrower shall be required by law to deduct any Taxes from or in respect of any sum payable hereunder or under any Revolving Note or Term Note to any Lender, (i) the sum payable shall be increased as may be necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 2.13) such Lender receives an amount equal to the sum it would have received had no such deductions been made, (ii) Borrower shall make such deductions, and
             (iii) Borrower shall pay the full amount deducted to the relevant taxing or other authority in accordance with applicable law.

                              (b) In addition, Borrower agrees to pay any present or future stamp or documentary taxes or any other sales, transfer, excise, mortgage recording, or property taxes, Charges or similar levies that arise from any payment made hereunder or under the Revolving Notes, Term Notes, or from the execution, sale, transfer, delivery or registration of, or otherwise with respect to, this Agreement or the Revolving Notes, Term Notes, the Loan Documents and any other agreements and instruments contemplated thereby (hereinafter referred to as "Other Taxes").

                              (c) Borrower  shall  indemnify each Lender for the
             full amount of Taxes or Other Taxes  (including  any Taxes or Other
             Taxes  imposed by any  jurisdiction  on amounts  payable under this
             Section 2.13) paid by such Lender and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted. This indemnification shall be made within thirty
             (30) days from the date such Lender makes written demand therefor.

                              (d) Within  thirty (30) days after the date of any
             payment of Taxes, Borrower shall furnish to each Lender the original or a certified copy of a receipt evidencing payment thereof.

                              (e) Without prejudice to the survival of any other
             agreement of Borrower hereunder, the agreements and obligations of Borrower contained in this Section 2.13 shall survive the payment in full of all Obligations and the Termination Date.

                      2.14    Capital Adequacy.

                              (a) Borrower shall pay to Agent for the benefit of
             any Lender from time to time on written request such amounts as such Lender may reasonably determine to be necessary to compensate such Lender for any increased costs to such Lender that it reasonably determines are attributable to any law or regulation, or any interpretation, directive, or request (whether or not having the force of law and whether or not failure to comply therewith would be unlawful) of any court or governmental or monetary authority (i) following any Regulatory Change or (ii) implementing after the Closing Date any risk-based capital guideline or other capital requirement (whether or not having the force of law and whether or not the failure to comply therewith would be unlawful) heretofore or hereafter issued by any Governmental Authority in respect of such Lender's Percentage of the Revolving Loan, the Letter of Credit Obligations or Term Loan (such compensation to include an amount equal to any reduction of the rate of return on assets or equity of such Lender to a level below that which such Lender could have achieved but for such law, regulation, interpretation, directive or request); provided that with respect to this Section 2.14, each Lender shall treat Borrower as such Lender generally treats its other similarly situated borrowers.

                              (b) Each Lender will furnish to Agent and Borrower
             a certificate setting forth the basis and amount of each request by such Lender for compensation under this Section 2.14. Determinations and allocations by any Lender for purposes of this
             Section 2.14 of the effect of any Regulatory Change pursuant to or of capital maintained pursuant to this Section 2.14, on its costs or rate of return of maintaining Revolving Advances, Letter of Credit Obligations or the Term Loan and or its commitment to make Revolving Advances or the Term Loan or incur Letter of Credit Obligations, and of the amounts required to compensate such Lender under this Section 2.14, shall be conclusive absent manifest error or bad faith.

                      2.15 Eligible  Accounts.  To be an "Eligible  Account," an
             account must be set forth on the most recent Schedule of Accounts and must meet each and every one of the following criteria:

                              (a) The account  must arise from the sale of goods
             or the performance of services by Borrower in the ordinary course of Borrower's business and come within the definition of "account" as that term is used in Section 9106 of the California Commercial Code.

                              (b) Borrower's right to receive payment on the account is absolute and not contingent upon the fulfillment of any condition whatever and Borrower is able to bring suit or otherwise enforce its remedies against the Account Debtor through judicial process.

                              (c) The account is subject to no defense, counterclaim or setoff, whether well-founded or otherwise. (Agent reserves the right to establish appropriate reserves for the dilutive effect of promotional programs based on the method which Borrower uses to accrue and account for such programs on its financial statements).

                              (d) The account is a true and correct statement of
             a bona fide indebtedness incurred in the amount of the account for merchandise sold and accepted by the Account Debtor obligated upon such account.

                              (e) An invoice,  substantially  in the form of one
             of the invoices attached to the Certificate of Invoices identified in the Schedule of Documents, or such other form of invoice as has been approved by Agent in writing, has been sent to the Account Debtor.

                              (f) The account is owned by  Borrower,  is subject
             to a perfected first priority security interest in favor of Agent for the benefit of Lenders, and is not subject to any right, claim, or interest of any other Person except Producers' Liens, if any.

                              (g) The  account  does not arise from a sale to or
             performance of services for an employee, Affiliate (other than sales to Affiliates permitted under Section 8.6), parent, or Subsidiary of Borrower, or an entity which has common officers or directors with Borrower.

                              (h) The account is not the obligation of an Account Debtor that is the federal government or a political subdivision thereof unless Agent has agreed to the contrary in writing and Borrower has complied with the Federal Assignment of Claims Acts of 1940, and any amendments thereto, with respect to such obligation.

                              (i) The account is not the obligation of an Account Debtor located in a foreign country.

                              (j) The account is not the obligation of an Account Debtor to whom Borrower is or may become liable for goods sold or services rendered by the Account Debtor to Borrower.

                              (k) The  account  does not arise  with  respect to
             goods which are delivered on a cash-on-delivery basis or placed on consignment, guaranteed sale, sale or return, or other terms by reason of which the payment by the Account Debtor may be conditional.

                              (l) The account is not in default;  provided, that
             an Account shall be deemed in default upon the occurrence of any of the following:

                                           (i)     The account is not paid
                      within the earlier of (A)sixty (60) days from its due date and (B) ninety (90) days from its original invoice date;

                                           (ii)    For accounts from a state
                      liquor board, the
                      account is not paid within the earlier of (A) ninety (90) days from its due date and (B) one hundred twenty (120) days from its original invoice date; provided that the aggregate amount of all accounts that are not eligible under clause (i) of this Section 2.15(l) and that are eligible only under this clause (ii) of this Section 2.15(l) shall not exceed Two Million Five Hundred Thousand Dollars ($2,500,000) outstanding at any one time;

                                           (iii) Any Account Debtor obligated
                      upon such Account suspends business, makes a general assignment for the benefit of creditors, or fails to pay its debts generally as they come due; or

                                           (iv) Any petition is filed by or
                      against any Account
                      Debtor obligated upon such Account under the Bankruptcy Code or any other national, state or provincial receivership, insolvency relief or other law or laws for the relief of debtors.

                              (m) The account does not,  when added to all other
             Eligible Accounts that are obligations of the Account Debtor, at any time result in a total sum that exceeds twenty percent (20%) of the total balance then due on all accounts that are Eligible Accounts; provided, that, when so requested by Borrower, Agent will consider increasing such twenty percent (20%) maximum for one or more particular Account Debtors based on Agent's annual review of the respective credit histories and creditworthiness of such Account Debtors.

                              (n) The account is not the obligation of an Account Debtor that is in default (as defined in subparagraph
             (l)(i) above) on twenty percent (20%) or more of accounts owed to Borrower.

                              (o)  The   account   does  not   arise   from  any
             bill-and-hold or other sale of goods which remain in Borrower's possession or under Borrower's control.

                              (p) The account is not the obligation of a distributor to whom Borrower has discontinued sales of inventory for reasons related to the creditworthiness of such distributor.

                              (q) The account is otherwise reasonably acceptable
to Agent.

                      2.16 Eligible Inventory. To constitute "Eligible Inventory," inventory must be set forth on the most recent Schedule of Inventory and must meet each and every one of the following criteria:

                              (a) The inventory must be owned by Borrower,  must
             be located in the United States, must be subject to a perfected first priority security interest in favor of Agent for the benefit of Lenders, and must be free and clear of all Liens and rights of others, except Producers' Liens, if any.

                              (b) The inventory must consist of bulk wine or bottled wine in cases.

                              (c)          If the inventory is bottled wine, it
                                           must either
                                           (i)     located on premises owned by
                      Borrower;

                                           (ii)    located on premises which are
                      leased by Borrower and for which Agent has received a landlord notification letter from Borrower in form and substance reasonably satisfactory to Agent;

                                           (iii)  stored in a public warehouse
                     for which Agent has received a notification letter from Borrower in form and substance reasonably acceptable to Agent.

                              (d) If the  inventory  consists  of bulk wine,  it
                         must either be:

                                           (i)     located on premises owned by
                          Borrower;

                                           (ii)    located on premises which are
                          leased by Borrower
                      and for which Agent has received a notification letter from Borrower in form and substance reasonably satisfactory to Agent; or

                                           (iii)  stored at a facility for which
                          Agent has received a notification letter from Borrower
                     in form and substance reasonably acceptable to Agent.

                              (e) If the inventory consists of bottled wine, the
             age of such bottled wine shall not exceed the time periods set forth below for the types of wine set forth below:

                                           (i)      white zinfandel                         18 months
                                           (ii)     chardonnay                              36 months
                                           (iii)   other white wines                        24 months
                                           (iv)     proprietors reserve red                 84 months
                                           (v)      European imported red                   84 months
                                           (vi)     other red wines                         48 months

                              (f) If the inventory has been purchased by Borrower from a third party that was in possession of the inventory at the time it was sold to Borrower and the purchase by Borrower is not accompanied by an immediate delivery of possession of the inventory to Borrower followed by an actual and continued change of possession of the inventory, such inventory shall not be Eligible Inventory unless:

                                           (i)     Borrower's purchase of the
                bulk wine is evidenced
                      by a written contract or purchase order;

                                           (ii)    With respect to each
               purchase, a bill of sale or
                      other evidence of the transfer, which shall be substantially in the form of Exhibit E, must be executed by both Borrower and the seller and such document must be duly recorded in the book of official records of the county recorder of all counties in which any portion of the bulk wine is located prior to the time that title to the bulk wine has passed to Borrower;

                                           (iii)   All conditions to transfer of
                          title from seller
                      to Borrower must have been fulfilled and Borrower must have delivered written notice to the seller that the bulk wine has been accepted (or whatever similar terminology is required by the contract);

                                           (iv)    With respect to each entity
                         from whom Borrower
                      purchases bulk wine, Borrower shall have filed a financing statement fulfilling the requirements of Section 3440.1(h)(1) of the California Civil Code and shall have published a notice of intended transfer fulfilling the requirements of Section 3440.1(h)(2) of the California Civil Code. Borrower shall be considered having fulfilled those requirements if the financing statement and the notice contain a general description of the character of the bulk wine being transferred.

                              (g) Agent has reviewed and approved (such approval
             not to be unreasonably withheld) of Borrower's insurance coverage with respect to such Inventory.

                              (h) Agent has received, no less frequently than on
             a monthly basis, and approved (such approval not to be unreasonably withheld) all written inventory reports and reconciliations prepared by Borrower with respect to such inventory in accordance with the requirements of the BATF.

                              (i) The  inventory  is not covered by a negotiable
             document of title unless such document has been delivered to Agent.

                              (j) The inventory,  in Agent's reasonable opinion,
             is  not  obsolete,   unsalable,   damaged,  or  unfit  for  further
             processing.

                              (k) The  inventory  is not placed by  Borrower  on
             consignment or is not sold on a "sale or return" basis as defined in California Commercial Code Section 2-326.

                              (l) The  inventory  is of a type  held for sale in
             the ordinary course of Borrower's business.

                              (m)  The   inventory   is   otherwise   reasonably
acceptable to Agent.

                      2.17 Valuation of Inventory.  Inventory shall be valued by
             Agent on a periodic basis by a comparison of market industry data and the actual revenue being derived by Borrower from sale of such inventory. Valuation shall be based on the "market" value rather than Borrower's "cost." In determining market value, Agent shall be entitled to use the Turrentine Collateral Value Report or such other comparable reports as Agent shall deem appropriate.

                      2.18 Eligible Wine Barrels.  To constitute  "Eligible Wine
             Barrels," wine barrels must meet each and every one of the following criteria:

                              (a) The wine barrels are owned by Borrower (rather
             than leased) and have not been leased by Borrower to any third party, must be located in the United States, must be subject to a perfected first priority security interest in favor of Agent for the benefit of Lenders, and must be free and clear of all Liens and rights of others, except Producers' Liens, if any.
                              (b) The wine barrels are in good condition and are
             used or capable of being used in the ordinary course of Borrower's business.

                              (c) The  wine  barrels  are  otherwise  reasonably
             acceptable to Agent.

             The value of Eligible Wine Barrels shall be reasonably determined by Agent on a periodic basis using industry comparative data.

                      2.19 Requests to Refinance Revolving Loan. At any time after delivery to Lenders of Borrower's audited financial statements for the fiscal year ending December 31, 1999, Borrower may, subject to the prepayment and other provisions set forth in this Agreement, seek to refinance the Revolving Loan, and, in connection with any such refinancing, request that the Term Lenders release or subordinate their security interests in Borrower's accounts, inventory, or other current assets to facilitate such refinancing. The Term Lenders may accept or reject any such request, in their sole discretion, for any reason, based on the facts and circumstances then existing; provided, that the Term Lenders shall accept any such request if, as of the date of such refinancing, each and every one of the following conditions is satisfied: (a) no Default or Event of Default has occurred in the payment of any amount or in any financial covenant contained in
             Section 8.21 at any time since the Closing Date; (b) no Default or Event of Default exists at the time of such request and no material Default or Event of Default of a kind other than those specified in clause (a) above has occurred within six (6) months prior to such request; (c) the aggregate outstanding balance of the Term Loan is not more than sixty-two percent (62%) of the aggregate appraised value of the real property securing the Term Loan (based, if so requested by the Term Lenders, on new or updated appraisals obtained at Borrower's expense from appraisers selected by the Term Lenders); (d) the ratio of Consolidated Total Liabilities (as defined later in this Section 2.19) as of the end of 1999 to the average of Consolidated EBITDA for 1998 and 1999 shall be less than 4.45:1; (e) the ratio of Consolidated Cash Flow to Consolidated Debt Service for 1999 shall be not less than 1.40:1; (f) Consolidated Net Worth as of the end of 1999 shall be not less than One Hundred Twenty Five Million Dollars ($125,000,000); (g) Consolidated EBITDA for 1999 shall be at least ninety-five percent (95%) of Consolidated EBITDA for 1998; (h) Borrower's latest quarterly financial statements do not show or indicate any deterioration in Borrower's compliance with the conditions described in clauses (d), (e), (f), and (g) above; (i) the Term Lenders reasonably determine that the proposed revolving facility is adequate to meet Borrower's future financing requirements; (j) there has occurred no event or circumstance that might reasonably be expected to cause a deterioration in the financial condition of Borrower during the remaining term of the Term Loan, and (k) the lender or lenders providing the proposed revolving facility are prepared to enter into an intercreditor or subordination agreement reasonably satisfactory to the Term Lenders. As used in this
             Section 2.19, the term "Consolidated Total Liabilities" means all liabilities of Borrower and its Subsidiaries, minus deferred taxes, determined in accordance with GAAP. Nothing in the foregoing is intended to imply that Borrower shall have any right to repay or prepay the Revolving Loan other than as set forth in this Agreement and the refinancing referred to in this Section 2.19 shall, if it occurs, take place on the Revolving Loan Maturity Date unless otherwise agreed by Borrower and Lenders.

                      2.20    Swap Loss Obligations.

                              (a) Establishing Final Swap Loss Amount. Notwithstanding Section 8.3, Borrower may enter into the Permitted Swap Transactions with the Swap Lender pursuant to the Swap Agreement. If Borrower shall fail to pay the Final Swap Loss Amount to the Swap Lender within ten (10) days after demand therefor by the Swap Lender, the Swap Lender may deliver the Swap Loss Certificate to Agent (a copy of which shall also be delivered by the Swap Lender to Borrower). Borrower shall have ten (10) days after delivery of the Swap Loss Certificate in which to deliver notice to Agent of any objections that Borrower may have to the Final Swap Loss Amount set forth in the Swap Loss Certificate (a copy of which shall also be delivered to the Swap Lender), which objection shall set forth reasonable evidence in support of such objection. Borrower's failure to deliver notice of an objection to Agent during such period shall constitute Borrower's acknowledgement of the correctness of such amount.

                              (b) Transfer of Final Swap Loss Amount to Revolving Loan Balance. Within a reasonably prompt period of time following expiration of such ten (10) day period, Agent shall adjust its records so as to increase the then outstanding balance of the Revolving Loan by the Final Swap Loss Amount for such date as set forth in the Swap Loss Certificate (the date on which such adjustment occurs is the "Swap Loss Adjustment Date"); provided that if Borrower has raised an objection to such amount (unless Agent believes such objection not to be bona fide) or if Borrower is at such time the subject of a bankruptcy or reorganization proceeding, then Agent may, in its discretion, as a condition to making such adjustment require the Swap Lender to indemnify and hold harmless Agent and Lenders for any losses incurred by Agent and Lenders as a result of such disagreement between the Swap Lender and Borrower. If Agent's making such an adjustment results in Borrower being required to make a mandatory prepayment pursuant to Section 2.3(a), then Borrower shall immediately make such mandatory prepayment.

                              (c) Adjustment of Percentages. On the Swap Loss Adjustment Date, the Percentages of each Lender shall be recalculated and adjusted by Agent. The Percentage of each
             Revolving Lender with respect to the Revolving Loan shall be recalculated and adjusted as follows: Agent shall add the Final Swap Loss Amount to the "Commitment" amount shown next to the name of the Swap Lender on Part 1 of Exhibit B. Agent shall calculate the revised Percentage of each Revolving Lender using such new "Commitment" amount for the Swap Lender, using the existing "Commitment" amounts for the other Revolving Lenders, and using the same $150,000,000 denominator as appears on PartE1 of Exhibit B; provided that if the amount of the Maximum Revolving Loan has been reduced, then Agent shall use the "commitment" amounts and the total amount as are then applicable. Agent shall also make a similar recalculation and adjustment with respect to each Revolving Lender's Initial Percentage as set forth in PartE4 of Exhibit B and with respect to each Lender's overall Percentage as set forth in PartE3 of Exhibit B.

                              (d) Supplement to Swap Loss Certificate. If the Swap Lender shall determine that a Swap Loss Certificate set forth an incorrect amount, the Swap Lender may deliver to Agent a supplement or supplements to the Swap Loss Certificate correcting such error. If any such supplement increases the amount of the Swap Loss Obligations, then the procedures set forth in the earlier portions of this Section 2.20 shall apply to such increased amount. If any such supplement decreases the amount of the Swap Loss Obligations, then Agent shall adjust its records so as to decrease the then outstanding balance of the Revolving Loan, make the appropriate Percentage adjustments, and take such other steps as Agent considers appropriate. Agent shall be entitled to the same indemnities with respect to a supplement to a Swap Loss Certificate as it was with respect to the original Swap Loss Certificate.

                                                   ARTICLE III.

                                                    COLLATERAL

                      3.1 Borrower's Obligations. The Obligations of Borrower to
             pay all sums due to Agent and Lenders and to perform all other covenants and agreements under this Agreement, including the Swap Loss Obligations, and the other Loan Documents to which Borrower is a party, shall be secured by all Collateral to the extent provided in the Security Documents, including all real property Collateral encumbered by deeds of trust delivered by Borrower to Agent.

                      3.2 Further  Assurances.  Borrower shall, at its sole cost and expense, execute and deliver to the Agent for the benefit of the Lenders all such further documents, instruments, and agreements and to perform all such other acts which may be reasonably required in the opinion of the Agent to enable the Agent and the Lenders to perfect, protect, exercise, or enforce their respective rights as the secured parties or beneficiaries under the Security Documents. To the extent permitted by applicable law, Borrower hereby authorizes the Agent on behalf of the Lenders to file financing statements and continuation statements with respect to the security interests granted under the Security Documents in favor of the Agent for the benefit of the Lenders and to execute such financing statements and continuation statements on behalf of Borrower and hereby grants Agent with a limited power-of-attorney to do so. Such power-of-attorney is coupled with an interest and is irrevocable.


                                                    ARTICLE IV.

                                         CONDITIONS PRECEDENT TO ADVANCES

                      4.1 Conditions to First Amendment Closing Date. Notwithstanding any other provision of this Agreement and without affecting in any manner the rights of Agent or Lenders hereunder, the First Amendment Closing Date shall not occur until and unless each and every one of the following conditions has been satisfied or waived, in Lenders' sole discretion:

                              (a) Agent shall have received  executed  originals
             from Borrower and Guarantors of the First Amendment and any other documents reasonably requested by Agent in connection with the First Amendment.

                              (b) No  Default  or Event of  Default  shall  have
             occurred and be continuing.

                              (c) BWEH shall have consummated the sale of approximately 23.5% of the outstanding shares of Class B common stock of BWEH (the "Stock Issuance") substantially in accordance with the terms previously disclosed to Agent and Lenders. (The date on which the Stock Issuance is consummated shall be referred to as the "Public Offering Closing Date.")

                              (d) Upon the Public  Offering  Closing Date,  each
             and every one of the following shall be true and correct:

                                           (i)     BWEH shall have received cash
                     proceeds from the
                      Stock Issuance (the "Gross Sales Proceeds), before deduction of transaction fees and expenses, of not less than One Hundred Million Dollars ($100,000,000);

                                           (ii)    BWEH shall receive as
                         proceeds of the Stock
                      Issuance, after deduction of all costs, fees, and expenses incurred by BWEH in connection with the Stock Issuance, (such amount received being the "Net Sale Proceeds") not less than the following amount: Ninety-Two Million Five Hundred Thousand Dollars ($92,500,000) plus ninety-five percent (95%) of the amount, if any, by which the Gross Sale Proceeds exceeds One Hundred Million Dollars ($100,000,000);

                                           (iii)   From the proceeds of the
                         Stock Issuance, BWEH
                      shall have redeemed or repurchased no more than Thirty Million Dollars ($30,000,000), par value, of its preferred stock, and in connection therewith shall have paid no more than Eight Million Five Hundred Thousand Dollars ($8,500,000) to satisfy cumulative preferred dividends with respect to such preferred stock (the amount used in redemption of such preferred stock and payment of dividends thereon is referred to as the "Preferred Stock Payment");

                                           (iv)    From the proceeds of the
                         Stock Issuance, BWEH
                      shall have made a cash contribution to the capital of Borrower (the "Capital Contribution"), in the form of purchase of additional shares of common stock of Borrower, equal to the Net Sale Proceeds minus the Preferred Stock Payment;

                                           (v)     Concurrently with Borrower's
                          receipt of the
                      Capital Contribution, Borrower shall have repaid in full all principal, interest, prepayment premiums, and any other obligations owed by Borrower on account of those certain 12 1/2% Senior Subordinated Notes due January 10, 2006 in the amount of Thirty-Five Million Dollars ($35,000,000) and that certain Securities Purchase Agreement dated as of January 16, 1996 and Borrower shall have obtained from the holders thereof a receipt indicating such payment in full. The amount of the prepayment premium paid by Borrower in connection with the foregoing shall not exceed nine percent (9%) of the then outstanding principal balance of such notes; and

                                           (vi)    The amount of the Capital
                         Contribution remaining
                      after Borrower's payment of the Subordinated Debt referred to in the immediately preceding paragraph shall be not less than Fifteen Million Eight Hundred Thousand Dollars ($15,800,000), of which Borrower shall have used Six Million Dollars ($6,000,000) toward a prepayment of the Term Loan Tranche A and the balance of which shall have been applied against the Revolving Loan.


                      4.2 Conditions to Each Revolving Advance, Letter of Credit
             Obligation and the Term Loan. It shall be a condition to the funding of the initial and each subsequent Revolving Advance and the Term Loan and the incurrence of the initial and each subsequent Letter of Credit Obligation that the following statements shall be true on the date of each such funding or advance:

                              (a) All of Borrower's representations and warranties contained herein or in any of the Loan Documents shall be true and correct in all material respects on and as of the
             Closing Date and the date of each such Revolving Advance and the date any Letter of Credit Obligation is incurred as though made on and as of such date, except to the extent that any such representation or warranty expressly relates to an earlier date and for changes therein permitted or contemplated by this Agreement.

                              (b) No event shall have occurred and be continuing, or would result from the funding of any Revolving Advance or the Term Loan or the incurrence of any Letter of Credit Obligation, which constitutes or would constitute a Default or an Event of Default.

                              (c) After giving effect to each Revolving Advance,
             and the Letter of Credit Obligations, the aggregate principal amount of the Revolving Loan and Letter of Credit Obligations shall not exceed the lesser of (i) the Maximum Revolving Loan minus the then outstanding amount of Grower Payables, or (ii)Ethe Borrowing Base.

             The acceptance by Borrower of the proceeds of (i) any Revolving Advance or (ii) the Term Loan and the request by Borrower for the incurrence by Revolving Lenders of Letter of Credit Obligations, as the case may be, shall be deemed to constitute, as of the date of such acceptance, a representation and warranty by Borrower that the conditions in this Section 4.2 have been satisfied.


                                                    ARTICLE V.

                                          REPRESENTATIONS AND WARRANTIES

                              To induce  Lenders to make the Revolving  Loan and
             Term Loan and to incur the Letter of Credit Obligations, as herein provided for, Borrower makes the following representations and warranties to Lenders, each and all of which shall be true and correct as of the date of execution and delivery of this Agreement, and shall survive the execution and delivery of this Agreement:

                      5.1 Corporate Existence; Compliance with Law. Borrower (i)
             is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware; (ii) is duly qualified as a foreign corporation and in good standing under the laws of state of California and of each jurisdiction where its ownership or lease of property or the conduct of its business requires such qualification (except for jurisdictions in which such failure to so qualify or to be in good standing would not have a Material Adverse Effect); (iii) has the requisite corporate power and authority and the legal right to own, pledge, mortgage or otherwise encumber and operate all real property that it owns, to lease the real property it operates under lease, and to conduct its business as now, heretofore, and proposed to be conducted; (iv) has, or will by the Closing Date have, all material licenses, permits, consents, or approvals from or by, and has made all material filings with, and has given all material notices to, all Governmental Authorities having jurisdiction, to the extent required for such ownership, operation, and conduct; (v) is in compliance with its certificate of incorporation and by-laws; and
             (vi) is in compliance with all applicable provisions of law where the failure to comply would have a Material Adverse Effect.

                      5.2 Executive Offices.  The current location of Borrower's chief executive offices and principal place of business is the address set forth for the giving of notices in Section 13.12.

                      5.3 Subsidiaries. There currently exist no Subsidiaries of
             Borrower except for Cork Processors, Inc.

                      5.4 Corporate Power; Authorization; Enforceable Obligations. The execution, delivery, and performance by Borrower of the Loan Documents to which it is a party, and all instruments and documents required to be delivered by Borrower under any of the Loan Documents, and the creation of all Liens provided for in any Loan Documents: (i) are within Borrower's corporate power; (ii) have been duly authorized by all necessary or proper corporate action; (iii) are not in contravention of any provision of Borrower's certificate of incorporation or by-laws; (iv) will not violate any law or regulation, or any order or decree of any court or governmental instrumentality; (v) will not conflict with or result in the breach or termination of, constitute a default under or accelerate any performance required by, any material indenture, mortgage, deed of trust, lease, agreement or other instrument to which Borrower is a party or by which Borrower or any of its property is bound; (vi) will not result in the creation or imposition of any Lien upon any of the property of Borrower other than those in favor of Lenders, all pursuant to the Loan Documents; and (vii) do not require the consent or approval of any Governmental Authority or any other Person, except for consents or approvals which have been duly obtained, made, or complied with prior to the Closing Date or specifically waived in writing by Lenders. At or prior to the Closing Date, each of the Loan Documents required hereunder to be delivered at or prior to the Closing Date shall have been duly executed and delivered on behalf of Borrower and each shall then constitute a legal, valid, and binding obligation of Borrower, to the extent it is a party thereto, enforceable against it in accordance with its terms except for general principles of equity and the effect of bankruptcy, insolvency, and other laws affecting the rights of creditors generally.

                      5.5 Solvency. After giving effect to the initial Revolving
             Advance, the initial Letter of Credit Obligations, and the Term Loan made on the Closing Date and the payment of all estimated legal, accounting, and other Fees related hereto and thereto, Borrower will be Solvent as of and on the Closing Date.

                      5.6     Financial Statements.

                              (a) The pro forma  balance  sheets of Borrower and
             its Affiliates as of the Closing Date delivered to Agent and Lenders pursuant to the Schedule of Documents, have been prepared in accordance with GAAP and have been based on an unaudited balance sheet of Borrower as of January 16, 1996, adjusted as if the financing transactions contemplated hereunder had occurred as of the date of such balance sheet and presents fairly on a pro forma basis the financial position of Borrower at such date assuming the financing transactions had actually occurred on such date. Such balance sheet shall show Stockholders' common equity in an amount of not less than Eighty Million Dollars ($80,000,000).

                              (b) All of the balance  sheets and  statements  of
             income, retained earnings, and cash flows of the Borrower, copies of which have been furnished to Lenders prior to the date of this Agreement, have been prepared in a manner consistently applied throughout the periods involved and present fairly the financial position of Borrower in each case as at the dates thereof, and the results of operations and cash flows for the periods then ended (as to the unaudited interim financial statements, subject to normal year-end audit adjustments).

                              (c) Borrower, as of the Closing Date, had no obligations, contingent liabilities, or liabilities for Charges, long-term leases or unusual forward or long-term commitments which are not reflected in the pro forma balance sheet of Borrower and which would, alone or in the aggregate, have a Material Adverse Effect.

                              (d) There has been no material  adverse  change in
             the business, assets, operations, prospects or financial or other condition of Borrower taken as a whole since November 30, 1995.

                      5.7 Projections. The projections of Borrower's annual operating budgets, balance sheets, and cash flow statements for the 1995, 1996, 1997, 1998, 1999, and 2000 Fiscal Years (the
             "Projections"), copies of which have been delivered to Lenders, disclose all material assumptions made with respect to general economic, financial and market conditions in formulating such Projections. To Borrower's Knowledge, no facts exist which would result in any material change in any of such Projections. The Projections are based upon reasonable estimates and assumptions, all of which are fair in light of current conditions, have been prepared on the basis of the assumptions stated therein, and reflect the reasonable estimate of Borrower of the results of operations and other information projected therein.

                      5.8     Ownership of Property; Liens.

                              (a) Borrower owns good and  marketable  fee simple
             title to all of its real estate, valid and marketable leasehold interests in all of its leases, and good and marketable title to, or valid leasehold interests in, all of its other properties and assets, and none of the properties and assets of Borrower are subject to any Liens, except (i) Permitted Encumbrances and (ii) from and after the Closing Date, the Lien in favor of Lenders pursuant to the Security Documents; and Borrower has received all deeds, assignments, waivers, consents, non-disturbance and recognition or similar agreements, bills of sale and other documents, and duly effected all recordings, filings, and other actions necessary to establish, protect and perfect Borrower's right, title, and interest in and to all such property except where the failure to have received such documents or effected such actions will not, in the aggregate, have a Material Adverse Effect.

                              (b) All real property  owned or leased by Borrower
             on the Closing Date is set forth on Parts (C) and (D) of the Disclosure Schedule. Borrower does not own any other real property nor is Borrower a lessee or lessor under any Leases other than as set forth therein. Neither Borrower nor, to Borrower's Knowledge, any other party to any such Lease (i) is in default of its obligations thereunder or (ii) has delivered or received any notice of default under any such Lease, and no event has occurred which, with the giving of notice, the passage of time or both, would constitute a default under any such Lease by Borrower, except in each case for any default which would not have a Material Adverse Effect.

                              (c) Borrower does not own or hold, and is not obligated under or a party to, any option, right of first refusal or any other contractual right to purchase, acquire, sell, assign or dispose of any real property owned or leased by Borrower except as set forth in Parts (C) and (D) of the Disclosure Schedule.

                              (d) All  permits  required  to have been issued to
             enable the real property owned or leased by Borrower to be lawfully occupied and used for all of the purposes for which they are currently occupied and used, have been lawfully issued and are, as of the date hereof, in full force and effect, except for any permit for which the failure of such permit to be issued and in full force and effect would not have a Material Adverse Effect.

                              (e) Borrower  has not received any notice,  and to
             Borrower's Knowledge does not have, any pending, threatened, or contemplated condemnation proceeding affecting any real property owned or leased by Borrower or any part thereof, or of any sale or other disposition of any real property owned or leased by Borrower or any part thereof in lieu of condemnation.

                              (f)   Except  as  set  forth  in  the   Disclosure
             Schedule, no portion of any real property owned or leased by Borrower has suffered any material damage by fire or other casualty loss or a Spill which has not heretofore been completely repaired and restored to its original condition or is being remedied. Except as set forth in Parts (C) and (D) of the Disclosure Schedule, no portion of any real property owned or leased by Borrower is located in a special flood hazard area as designated by any federal, or other Governmental Authority.

                      5.9 No Default. Borrower is not in default, and to Borrower's Knowledge no third party is in default, under or with respect to any contract, agreement, lease or other instrument to which it is a party which default in each case or in the aggregate would have a Material Adverse Effect. No Default or Event of Default has occurred and is continuing.

                      5.10 Burdensome Restrictions. No contract, lease, agreement, or other instrument to which Borrower is a party or is bound and no provision of applicable law or governmental regulation has a Material Adverse Effect, or insofar as Borrower can reasonably foresee, may have a Material Adverse Effect.

                      5.11 Labor  Matters.  There are no strikes or other  labor disputes against Borrower that are pending or, to Borrower's Knowledge, threatened which would have a Material Adverse Effect. Hours worked by and payment made to employees of Borrower have not been in violation of the Fair Labor Standards Act or any other applicable law dealing with such matters which would have a Material Adverse Effect. All payments due from Borrower on account of employee health and welfare insurance which would have a Material Adverse Effect if not paid have been paid or accrued as a liability on the books of Borrower. Except as set forth in Part (V) of the Disclosure Schedule, Borrower does not have any obligation under any collective bargaining agreement or any employment agreement. There is no organizing activity involving Borrower pending or, to Borrower's Knowledge, threatened by any labor union or group of employees. There are, to Borrower's Knowledge, no representation proceedings pending or, to Borrower's Knowledge, threatened with the National Labor Relations Board, and no labor organization or group of employees of Borrower has made a pending demand for recognition. Except as set forth in Part (G) of the Disclosure Schedule, there are no complaints or charges against Borrower pending or, to Borrower's Knowledge, threatened to be filed with any federal, state, local or foreign court, governmental agency or arbitrator based on, arising out of, in connection with, or otherwise relating to the employment or termination of employment by Borrower of any individual. Borrower is not a contractor or subcontractor and does not have a legal obligation to engage in affirmative action.

                      5.12 Other Ventures. Except as set forth in Part (Q) of the Disclosure Schedule, Borrower is not engaged in any joint venture or partnership with any other Person.

                      5.13 Investment Company Act. Borrower is not an "investment company" or an "affiliated person" of, or "promoter" or "principal underwriter" for, an "investment company," as such terms are defined in the Investment Company Act of 1940, as amended. The making of the Revolving Loan and Term Loan and the incurrence of the Letter of Credit Obligations by Lenders, the application of the proceeds and repayment thereof by Borrower and the consummation of the transactions contemplated by this Agreement and the other Loan Documents will not violate any provision of such Act or any rule, regulation, or order issued by the Securities and Exchange Commission thereunder.

                      5.14 Margin Regulations. Borrower does not own any "margin security", as that term is defined in Regulations G and U of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), and the proceeds of the Revolving Advances and
             Term Loan will be used only for the purposes contemplated hereunder. The Revolving Advances and Term Loan will not be used, directly or indirectly, for the purpose of purchasing or carrying any margin security, for the purpose of reducing or retiring any indebtedness which was originally incurred to purchase or carry any margin security or for any other purpose which might cause any of the loans under this Agreement to be considered a "purpose credit" within the meaning of Regulation G, T, U, or X of the Federal Reserve Board. Borrower will not take or permit any agent acting on its behalf to take any action which might cause this Agreement or any document or instrument delivered pursuant hereto to violate any regulation of the Federal Reserve Board.

                      5.15 Taxes.  All federal,  state,  local,  and foreign tax returns, reports, and statements, including information returns (Form 1120-S) required to be filed by Borrower, have been filed with the appropriate Governmental Authority and all Charges and other impositions shown thereon to be due and payable have been paid prior to the date on which any fine, penalty, interest, or late charge may be added thereto for nonpayment thereof, or any such fine, penalty, interest, late charge, or loss has been paid. Borrower has paid when due and payable all Charges required to be paid by it. Proper and accurate amounts have been withheld by Borrower from their respective employees for all periods in full and complete compliance with the tax, social security, and unemployment withholding provisions of applicable federal, state, local and foreign law and such withholdings have been timely paid to the respective governmental agencies. None of Borrower's tax returns with respect to Borrower's corporate income are currently being audited by the IRS or any other applicable Governmental Authority. Borrower has not executed or filed with the IRS or any other Governmental Authority any agreement or other document extending, or having the effect of extending, the period for assessment or collection of any Charges or any taxes owed by such Stockholder with respect to Borrower's corporate income. Borrower has not filed a consent pursuant to IRC Section 341(f) or agreed to have IRC Section 341(f)(2) apply to any dispositions of subsection
             (f) assets (as such term is defined in IRC Section 341(f)(4)). None of the property owned by Borrower is property which such company is required to treat as being owned by any other Person pursuant to the provisions of IRC Section 168(f)(8) of the Internal Revenue Code of 1954, as amended, and in effect immediately prior to the enactment of the Tax Reform Act of 1986 or is "tax-exempt use property" within the meaning of IRC Section 168(h). Borrower has not agreed or been requested to make any adjustment under IRC
             Section 481(a) by reason of a change in accounting method or otherwise. Borrower does not have any obligation under any written tax sharing agreement.

                      5.16    ERISA.

                              (a) Part (Y) of the Disclosure  Schedule lists all
             Plans  maintained or  contributed  to by Borrower and all Qualified
             Plans maintained or contributed to by any ERISA Affiliate, and separately identifies the Title IV Plans, Multiemployer Plans, any multiple employer plans subject to Section 4064 of ERISA, unfunded Pension Plans, Welfare Plans and Retiree Welfare Plans.

                              (b) Each  Qualified  Plan,  other than a Qualified
             Plan established in 1996, has been determined by the IRS to qualify under Section 401 of the IRC, and the trusts created thereunder have been determined to be exempt from tax under the provisions of
             Section 501 of the IRC, and to Borrower's Knowledge nothing has occurred which would cause the loss of such qualification or tax-exempt status. With respect to any Qualified Plan established in 1996, application for a determination letter shall be filed with the IRS within the remedial amendment period under the IRC.

                              (c) Each  Plan is in  compliance  in all  material
             respects with the applicable provisions of ERISA and the IRC, including the filing of reports required under the IRC or ERISA which are true and correct in all material respects as of the date filed, and with respect to each Plan, other than a Qualified Plan, all required contributions and benefits have been paid in accordance with the provisions of each such Plan to the extent that the failure to pay any such contribution or benefit would have a Material Adverse Effect.

                              (d) Neither Borrower nor any ERISA Affiliate, with
             respect to any Qualified Plan, has failed to make any contribution or pay any amount due as required by Section 412 of the IRC or
             Section 302 of ERISA or the terms of any such plan to the extent that the failure to make any such contribution or pay any amount would have a Material Adverse Effect.

                              (e) No Title IV Plan has any Unfunded Pension Liability.

                              (f) No ERISA Event or event  described  in Section
             4062(e) of ERISA with respect to any Title IV Plan has occurred or is reasonably expected to occur.

                              (g) There are no pending or, to Borrower's Knowledge, threatened claims, actions or lawsuits (other than claims for benefits in the normal course), asserted or instituted against (i) any Plan or its assets, (ii) any fiduciary with respect to any Plan or (iii) Borrower or any ERISA Affiliate with respect to any Plan.

                              (h) Neither  Borrower nor any ERISA  Affiliate has
             incurred or reasonably expects to incur any Withdrawal Liability (and no event has occurred which, with the giving of notice under Section 4219 of ERISA, would result in such liability) under
             Section 4201 of ERISA as a result of a complete or partial withdrawal from a Multiemployer Plan.

                              (i) Within the last five (5) years, neither Borrower nor any ERISA Affiliate has engaged in a transaction which resulted in a Title IV Plan with Unfunded Liabilities being transferred outside of the "controlled group" (within the meaning of Section 4001(a)(14) of ERISA) of any such entity.

                              (j) No plan which is a Retiree Welfare Plan provides for continuing benefits or coverage for any participant or any beneficiary of a participant after such participant's termination of employment (except as may be required by Section 4980B of the IRC and at the sole expense of the participant or the beneficiary of the participant) which would result in a liability in an amount which would have a Material Adverse Effect. Borrower and each ERISA Affiliate have complied with the notice and continuation coverage requirements of Section 4980B of the IRC and the regulations thereunder except where the failure to comply would not result in any Material Adverse Effect.

                              (k) Borrower has not engaged in a prohibited transaction, as defined in Section 4975 of the IRC or Section 406 of ERISA, in connection with any Plan, which would subject Borrower (after giving effect to any exemption) to a material tax on prohibited transactions imposed by Section 4975 of the IRC or any other material liability.

                              (l) No  liability  under any Plan has been funded,
             nor has such obligation been satisfied with, the purchase of a contract from an insurance company that is not rated AA by Standard & Poor's Corporation and the equivalent by each other nationally recognized rating agency.

                      5.17 No Litigation. Except as set forth in Part (G) of the
             Disclosure Schedule, no action, claim or proceeding is now pending or, to Borrower's Knowledge, threatened against Borrower, at law, in equity or otherwise, before any court, board, commission, agency, or instrumentality of any federal, state, or local government or of any agency or subdivision thereof, or before any arbitrator or panel of arbitrators, which, if determined adversely, could have a Material Adverse Effect, nor to Borrower's Knowledge does a state of facts exist which is reasonably likely to give rise to such proceedings. None of the matters set forth in Part (G) of the Disclosure Schedule questions the validity of any of the Loan Documents or any action taken or to be taken pursuant thereto, or would have either individually or in the aggregate a Material Adverse Effect.

                      5.18 Brokers. Except as set forth in Part (W) of the Disclosure Schedule, no broker or finder acting on behalf of Borrower brought about the obtaining, making, or closing of the loans made pursuant to this Agreement or the transactions contemplated by the Loan Documents and has no obligation to any Person in respect of any finder's or brokerage fees in connection therewith.

                      5.19 Stock  Acquisition.  The Stock  Acquisition  has been duly  consummated in accordance  with the terms of the  Acquisition
             Agreements.  True  and  correct  copies  of all of the  Acquisition
             Agreements (including all exhibits, schedules and amendments thereto) have been delivered to Agent. Borrower is not in default under the Acquisition Agreements or under any instrument or document to be delivered in connection therewith. The representations and warranties made in the Acquisition Agreements by Borrower or its Affiliates which are parties thereto will be true and correct in all material respects (except for changes expressly provided for therein or herein) on and as of the Closing Date as though made on and as of such date. All of the transactions engaged in by Borrower as part of the Stock Acquisition were legal and valid and in compliance with all applicable law. The debt owed to Nestle Holdings and paid with the proceeds of the Term Loan and the initial advance of the Revolving Loan was, at the time it was paid, an obligation of Borrower that was duly and validly owing.

                      5.20 Outstanding Stock; Options; Warrants, Etc. The certificate of Borrower's corporate secretary delivered to Agent and Lenders pursuant to Item 1.12(A) of the Disclosure Schedule is complete and accurate. There are no outstanding rights to purchase, options, warrants, or similar rights or agreements pursuant to which Borrower may be required to issue or sell any Stock or other equity security except as noted in such certificate.

                      5.21 Employment and Labor Agreements.  Except as set forth in Part (V) of the Disclosure Schedule, there are no (i) employment, consulting or management agreements covering management of Borrower or (ii) collective bargaining agreements or other labor agreements covering any employees of Borrower. A true and complete copy of each such agreement has been furnished to Agent.

                      5.22  Patents,   Trademarks,   Copyrights,  and  Licenses.
             Borrower owns all material licenses, patents, patent applications, copyrights, service marks, trademarks, trademark applications, and trade names necessary to continue to conduct its business as heretofore, presently, and in the future to be conducted by Borrower, each of which is listed, together with Patent and Trademark Office application or registration numbers, where applicable, in Part (R) of the Disclosure Schedule. Except as set forth in Part (R) of the Disclosure Schedule, Borrower conducts its business without infringement or claim of infringement of any license, patent, copyright, service mark, trademark, trade name, trade secret or other intellectual property right of others, except where such infringement or claim of infringement would not have a Material Adverse Effect. There is no infringement or claim of infringement by others of any material license, patent, copyright, service mark, trademark, trade name, trade secret or other intellectual property right of Borrower.

                      5.23 Full Disclosure. To Borrower's Knowledge, no information contained in this Agreement, the other Loan Documents, the Projections, the Financials or any written statement furnished by or on behalf of Borrower pursuant to the terms of this Agreement, which has previously been delivered to Lenders, contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements contained herein or therein not misleading in light of the circumstances under which made.

                      5.24 Liens.  The Liens granted to Lenders  pursuant to the
             Security Documents will at the Closing Date be fully perfected first priority Liens in and to the Collateral described therein except for Permitted Encumbrances and as provided in the Security Documents.

                      5.25 No Material  Adverse  Effect.  No event has  occurred since November 30, 1995 and is continuing which has had or could have a Material Adverse Effect.

                      5.26 Hazardous Materials.  Except as set forth in Part (X)
             of the Disclosure Schedule, to Borrower's Knowledge, all real property owned and all real property leased pursuant to the Leases by Borrower is free of significant contamination from any Hazardous Material, including, without limitation, any asbestos, PCB, radioactive substance, methane, volatile hydrocarbons and industrial solvents. In addition, Part (X) of the Disclosure Schedule discloses potential environmental liabilities of Borrower, that, to Borrower's Knowledge, are (i) not related to noncompliance with the Environmental Laws or (ii) associated with properties not owned, leased, subleased, or operated by Borrower. Except as set forth in Part (X) of the Disclosure Schedule, to Borrower's
             Knowledge, Borrower has not caused or suffered to occur any significant discharge, spillage, uncontrolled loss, seepage, or filtration of oil or petroleum or chemical liquids or solids, liquid or gaseous products, or hazardous waste, or hazardous substance in violation of the Environmental Laws (a "Spill") at, under, or within any real property which it owns or leases. Except as set forth in Part (X) of the Disclosure Schedule, to Borrower's Knowledge, Borrower is not involved in operations that are likely to lead to the imposition of any liability or Lien on it, or any owner of any premises which it occupies, under the Environmental Laws, and Borrower has not permitted any tenant or occupant of such premises to engage in any such activity.

                      5.27 Insurance Policies. Item 1.9 of the Schedule of Documents lists all insurance of any nature maintained for current occurrences by Borrower, as well as a summary of the terms of such insurance. The insurance policies maintained by Borrower include the following insurance coverage:

                              (a) "All Risk" physical damage insurance on all of
             Borrower's tangible real and personal property and assets, wherever located, including without limitation, bulk wine located at premises not owned or leased by Borrower and covers, without limitation, fire and extended coverage, boiler and machinery coverage, liquids, theft, burglary, explosion, collapse, and all other hazards and risks ordinarily insured against by owners or users of such properties in similar businesses. All policies of insurance on such real and personal property contain an endorsement, in form and substance acceptable to Agent, showing loss payable to Lenders (Form 438 BFU or its equivalent) and extra expense and business interruption endorsements. Such endorsement, or an independent instrument furnished to Agent, provides that the insurance companies will give Agent at least thirty (30) days prior written notice before any such policy or policies of insurance shall be altered or canceled and that no act or default of Borrower or any other Person shall affect the right of Lenders to recover under such policy or policies of insurance in case of loss or damage;

                              (b) Difference in conditions coverage including loss due to earthquake and flood for all real property, inventory, and equipment to a limit of Ten Million Dollars ($10,000,000) per occurrence and in the aggregate and subject to a deductible of ten percent (10%) per location, per occurrence.

                              (c) comprehensive  general liability  insurance on
             an "occurrence basis" against claims for personal injury, bodily injury and property damage with a minimum limit of One Million
             Dollars ($1,000,000) per occurrence and Two Million Dollars ($2,000,000) in the aggregate. Such coverage includes premises/operations, broad form contractual liability, underground, explosion and collapse hazard, independent contractors, broad form property coverage, products and completed operations liability;

                              (d)  statutory  limits  of  worker's  compensation
             insurance  which  includes  employee's   occupational  disease  and
             employer's liability in the amount of One Million Dollars ($1,000,000) for each accident or occurrence;

                              (e) automobile  liability insurance for all owned,
             non-owned or hired automobiles against claims for personal injury, bodily injury, and property damage with a minimum combined single limit of One Million Dollars ($1,000,000) per occurrence; and

                              (f) umbrella insurance of Twenty-Five Million Dollars ($25,000,000) per occurrence and Fifty Million Dollars ($50,000,000) in the aggregate.

             All of such policies are in full force and effect and in form and with insurers recognized as adequate by Agent, and provide coverage of such risks and for such amounts as are customarily maintained for businesses of the scope and size of Borrower's and as otherwise acceptable to Agent. Each insurance policy contains a clause which provides that Agent's and Lenders' interest under such policy shall not be invalidated by any act or omission to act of, or any breach of warranty by, the insured, or by any change in the title, ownership or possession of the insured property, or by the use of the property for purposes more hazardous than is permitted in such policy. Borrower has delivered to Agent a certificate of insurance that evidences the existence of each policy of insurance, payment of all premiums therefor and compliance with all provisions of this Agreement.

                      5.28 Deposit and  Disbursement  Accounts.  Part (O) of the
             Disclosure   Schedule   lists  all   banks   and  other   financial
             institutions at which Borrower maintains deposits and/or other accounts, and such Schedule correctly identifies the name, address and telephone number of each depository, the name in which the account is held, a description of the purpose of the account, and the complete account number.

                      5.29  PACA.  Borrower  is  not  a  "dealer,"   "commission
             merchant," or "broker" under PACA, and Borrower's assets are not subject to the trust provisions provided for under PACA.

                      5.30 Correctness of Disclosure Schedule. The Disclosure Schedule delivered by Borrower to Agent and Lenders pursuant to
             Item 1.7 of the Schedule of Documents is complete and correct in all material respects.


                                                    ARTICLE VI.

                                       FINANCIAL STATEMENTS AND INFORMATION

                      6.1 Reports and  Notices.  Borrower  covenants  and agrees that it shall deliver to each Lender:

                              (a) Within  twenty-five (25) days after the end of
             each calendar month, the following information certified by an officer of Borrower: (i) a Borrowing Base Certificate, as of the end of the previous calendar month, (ii) all inventory reports prepared for the BATF by Borrower or any person storing or holding juice, must, or wine for Borrower, (iii) an aged receivable trial balance and an accounts payable aging, (iv) an updated Schedule of Accounts, (v) an updated Schedule of Inventory, and (vi) the certification of the president, chief executive officer, chief operating officer, chief financial officer or corporate secretary of Borrower that all such reports and schedules are complete and correct. Notwithstanding the foregoing, Agent may require that, prior to making any Revolving Advance or incurring any Letter of Credit Obligation, it receives a Borrowing Base Certificate from Borrower in form and detail satisfactory to Agent;

                              (b) Within  thirty (30) days after the end of each
             calendar month, financial and other information certified by an officer of Borrower, including (i) an internally-prepared statement of income and cash flow, balance sheet, sales and distributor depletion reports, and management letter, each of which would provide comparisons to the prior year's equivalent period and to budget, and (ii) the certification of the president, chief executive officer, chief operating officer, chief financial officer or corporate secretary of Borrower that all such financial statements and schedules are complete and correct and present fairly (subject to normal year-end adjustments), the financial position, the results of operations and the statements of cash flows of Borrower as at the end of such month and for the period then ended, and that there was no Default or Event of Default in existence as of such time;

                              (c) Within  thirty (30) days after the end of each
             Fiscal Quarter, (i) a copy of the unaudited balance sheets of Borrower as of the close of such quarter and the related statements of income and cash flows for that portion of the Fiscal Year ending as of the close of such quarter, (ii) a copy of the unaudited statements of income of Borrower for such quarter, all prepared in accordance with GAAP (subject to normal year-end adjustments) and accompanied by the certification of the president, chief executive officer, chief operating officer, chief financial officer or corporate secretary of Borrower that all such financial statements are complete and correct and present fairly in accordance with GAAP (subject to normal year-end adjustments), the financial position, the results of operations and the statements of cash flows of Borrower as at the end of such quarter and for the period then ended, and that there was no Default or Event of Default in existence as of such time, and (iii)Ea certificate in the form attached hereto as Exhibit G, containing the certification of Borrower's chief financial officer that Borrower has complied with all of the covenants set forth in Section 8.21 as of the end of such Fiscal Quarter;

                              (d) By the end of each  calendar  year, a detailed
             grape purchase contract report for such calendar year's crush;

                              (e) Within  ninety (90) days after the end of each
             Fiscal Year, audited financial statements, consisting of balance sheets and statements of income and retained earnings and cash flows, setting forth in comparative form in each case the figures for the previous Fiscal Year, which financial statements shall be prepared in accordance with GAAP, certified (only with respect to the financial statements) without qualification by a firm of independent certified public accountants of recognized national standing selected by Borrower and acceptable to Agent, and accompanied by (i) a report from such accountants to the effect that in connection with their audit examination, nothing has come to their attention to cause them to believe that a Default or Event of Default had occurred and that, to the best of their knowledge, Borrower was in compliance with all the covenants set forth in
             Section 8.21 as of the end of such Fiscal Year, (ii) the annual letter from Borrower's chief financial officer to such accountants in connection with their audit examination detailing Borrower's contingent liabilities and material litigation matters involving Borrower, (iii) a certification of the president, chief executive officer, chief operating officer, chief financial officer or corporate secretary of Borrower that all such financial statements are complete and correct and present fairly in accordance with GAAP the financial position, the results of operations and the statements of cash flow of Borrower as at the end of such year and for the period then ended and that there was no Default or Event of Default in existence as of such time, and (iv)Ea certificate in the form attached hereto as Exhibit G, containing the certification of Borrower's chief financial officer that Borrower has complied with all of the covenants set forth in Section 8.21 as of the end of such Fiscal Year;

                              (f) Before the end of each Fiscal Year, projections, approved by Borrower's board of directors, of Borrower's income statements, balance sheets, and cash flow statement, which integrate plans for personnel, Capital Expenditures and facilities, prepared on a monthly basis for the following Fiscal Year, which include (i) projected tax payments and reconciliations of tax payments for the preceding calendar year, and (ii) estimated Grower Payables by month;

                              (g) Before November 1 of each year, a crop operating budget for the forthcoming December 1 through November 30 period, containing such detail as Agent shall reasonably request;

                              (h) No later  than three (3)  Business  Days after
             filing/distribution thereof, copies of all documents filed by or on behalf of BWEH with the Securities and Exchange Commission or any other public agency, any disclosures or other communications provided by BWEH to its shareholders generally, or any press releases issued by Borrower or BWEH;

                              (i) As  soon  as  practicable,  but  in any  event
             within one (1) Business Day after Borrower becomes aware of the existence of any Default or Event of Default, or any development or other information which would have a Material Adverse Effect, telephonic notice specifying the nature of such Default or Event of Default or development or information, including the anticipated effect thereof, which notice shall be promptly confirmed in writing within three (3) Business Days;

                              (j) Copies of all federal, state, local and foreign tax returns, information returns and reports in respect of income, franchise or other taxes on or measured by income (excluding sales, use or like taxes) filed by Borrower;

                              (k) Within five (5) Business Days after Borrower's
             receipt thereof, copies of any notices to Borrower under California Civil Code Section 3051a;

                              (l) By April 25, 1997, a "cash tax payment forecast" for the period 1997-2001 prepared by Borrower's certified public accountants; and

                              (m) Such other information  respecting  Borrower's
             business, financial condition or prospects as Agent may, from time to time, reasonably request.

                      6.2     Communication with Accountants.

                              (a) Prior to the  occurrence of a Default or Event
             of Default, upon the request of Agent and approval of such request by Borrower, which approval shall not be unreasonably withheld, Borrower may authorize Agent to (i) communicate directly with Borrower's independent certified public accountants and tax advisors, and (ii) receive disclosure from such certified public accountants of any and all financial statements and other supporting financial documents and schedules including copies of any management letter with respect to the business, financial condition and other affairs of Borrower.

                              (b) Following the occurrence of a Default or Event
             of Default, (i) Agent shall be authorized to communicate directly with Borrower's independent certified public accountants and tax advisors, (ii) such accountants and tax advisors shall be authorized to disclose directly to Agent any and all financial information requested by Agent.

                              (c) At any time upon the request of Agent, Borrower shall deliver a letter addressed to such accountants and tax advisors, which shall be reasonably satisfactory to Agent and shall be generally similar to the letter delivered on or about the Closing Date pursuant to the Schedule of Documents, instructing them to comply with the provisions of this Section 6.2.


                                                   ARTICLE VII.

                                               AFFIRMATIVE COVENANTS

                              Borrower  covenants and agrees that,  unless Agent
             shall have otherwise consented, from and after the date hereof Borrower shall comply with and observe each of the following covenants and shall cause each of its Subsidiaries to comply with and observe each of the following covenants, all references in this
             Article VII applying to both Borrower and its Subsidiaries.

                      7.1 Maintenance of Existence and Conduct of Business. Borrower shall: (a) do or cause to be done all things necessary to preserve and keep in full force and effect its corporate existence and its rights and franchises; (b) continue to conduct its business substantially as now conducted or as otherwise permitted hereunder;
             (c) at all times maintain, preserve, and protect all of its trademarks and trade names, and preserve all the remainder of its property, in use or useful in the conduct of its business and keep the same in good repair, working order, and condition (taking into consideration ordinary wear and tear) and from time to time make, or cause to be made, all needful and proper repairs, renewals, and replacements, betterments and improvements thereto consistent with industry practices, so that the business carried on in connection therewith may be properly and advantageously conducted at all times, except where the failure to do the above would not have a Material Adverse Effect; (d) transact business only in such names set forth on Part (N) of the Disclosure Schedule, or such other names as Borrower shall specify to Agent in writing not less than thirty (30) days prior to the first date such name is used by Borrower; and (e) use reasonable efforts to obtain and maintain all permits required to have been issued to enable the real property owned or leased by Borrower to be lawfully occupied and used for all of the purposes for which they are currently occupied and used.

                      7.2     Payment of Obligations.

                              (a) Borrower shall, subject to Section 7.2(b), pay
             and discharge or cause to be paid and discharged promptly all (A) Charges imposed upon it, its income, and profits, or any of its property (real, personal, or mixed), and (B) lawful claims for labor, materials, supplies, and services or otherwise before any thereof shall become in default.

                              (b) Borrower may in good faith contest,  by proper
             legal actions or proceedings, the validity or amount of any Charges or claims arising under Section 7.2(a); provided, that at the time of commencement of any such action or proceeding, and during the pendency thereof (i) adequate reserves with respect thereto are maintained on the books of Borrower, in accordance with GAAP, (ii) such contest operates to suspend collection of the contested Charges or claims and is maintained and prosecuted continuously with diligence, (iii) none of the Collateral would be subject to forfeiture or loss or any Lien by reason of the institution or prosecution of such contest, (iv) no Lien shall exist, be imposed or be attempted to be imposed for such Charges or claims during such action or proceeding, (v) Borrower shall promptly pay or discharge such contested Charges and all additional charges, interest, penalties, and expenses, if any, and shall deliver to Agent evidence acceptable to Agent of such compliance, payment or discharge, if such contest is terminated or discontinued adversely to Borrower, and (vi) Agent has not advised Borrower in writing that Agent reasonably believes that nonpayment or nondischarge thereof would have a Material Adverse Effect.

                              (c) Notwithstanding anything to the contrary contained in Section 7.2(b) above, Borrower shall have the right to pay the Charges or claims described in Section 7.2(a) and in good faith contest, by proper legal actions or proceedings, the validity or amount of such Charges or claims.

                      7.3 Agent's and Lenders' Bank Fees.  Borrower shall pay to
             Agent, on demand, any and all reasonable fees, costs, or expenses that Agent or any Lender shall pay to a bank or other similar institution arising out of or in connection with (i) the forwarding to Borrower or any other Person on behalf of Borrower by such Lender of proceeds of the Revolving Loan or Term Loan or (ii) the incurrence of the Letter of Credit Obligations.

                      7.4  Books  and  Records.  Borrower  shall  keep  adequate records and books of account with respect to its business activities, in which proper entries, reflecting all of its financial transactions, are made in accordance with GAAP (except during the first year after the Closing Date for monthly statements other than quarterly statements) and on a basis consistent with the Financials; provided that Borrower shall make reasonable efforts to modify its accounting systems to enable Borrower to provide monthly statements in accordance with GAAP and Borrower's monthly statements shall, starting no later than the month ending JanuaryE31, 1997, reflect all financial transactions in accordance with GAAP. Borrower shall maintain its books and records and calculate all financial covenants based on the FIFO basis of accounting.

                      7.5 Litigation. Borrower shall notify Agent in writing, promptly upon learning thereof, of any litigation commenced or threatened against Borrower, and of the institution against it of any suit or administrative proceeding that (a) may involve an amount in excess of Five Hundred Thousand Dollars ($500,000) or (b) may have a Material Adverse Effect if adversely determined.

                      7.6     Insurance.

                              (a) Borrower  shall, at its sole cost and expense,
             maintain the policies of insurance described in Section 5.27 in form and with insurers recognized as adequate by Agent, and all such policies shall be in such amounts as may be reasonably satisfactory to Agent. In addition, Borrower shall notify Agent promptly of any occurrence causing a material loss or decline in value of any real or personal property and the estimated (or actual, if available) amount of such loss or decline. Borrower hereby directs all present and future insurers under its "All Risk" policies of insurance to pay all proceeds payable thereunder directly to Agent, subject to the rights, if any, of any holders of Permitted Encumbrances with respect to such proceeds. Borrower irrevocably makes, constitutes and appoints Agent (and all officers, employees, or agents designated by Agent) as Borrower's true and lawful agent and attorney-in-fact for the purpose of making, settling, and adjusting claims under the "All Risk" policies of insurance, endorsing the name of Borrower on any check, draft, instrument or other item of payment for the proceeds of such "All Risk" policies of insurance, and for making all determinations and decisions with respect to such "All Risk" policies of insurance; provided Agent agrees that it shall not exercise its right to settle or adjust any claim unless an Event of Default has occurred and is continuing. In the event Borrower at any time or times hereafter shall fail to obtain or maintain any of the policies of insurance required above or to pay any premium in whole or in part relating thereto, Agent, without waiving or releasing any Obligations or Default or Event of Default hereunder, may at any time or times thereafter (but shall not be obligated to) obtain and maintain such policies of insurance and pay such premium and take any other action with respect thereto which Agent deems advisable. All sums so disbursed by Agent, including reasonable attorneys' fees, court costs, expenses and other charges relating thereto, shall be payable, on demand, by Borrower to Agent and shall be additional Obligations hereunder secured by the Collateral.

                              (b) Agent  reserves  the  right at any time,  upon
             review of Borrower's risk profile, to require additional forms and limits of insurance to, in Agent's reasonable judgment, after consultation with Borrower, adequately protect Lenders' interests.

                              (c) Borrower shall, if so requested by Agent, deliver to Agent, as often as Agent may request, a report of a reputable insurance broker, reasonably satisfactory to Agent with respect to its insurance policies.

                      7.7     Compliance with Laws.

                              (a) Borrower shall comply with all federal,  state
             and local laws and regulations applicable to it, including, those relating to bonded wine making operations, alcoholic beverage control, licensing, environmental, consumer credit, truth-in-lending, ERISA, and labor matters, except where such noncompliance would not have a Material Adverse Effect.

                              (b) Borrower shall comply with all statutory procedures under California law necessary to exempt from the provisions of Section 3440 of the California Civil Code any bulk juice, must, or wine owned by Borrower and stored at any winery not owned or leased by Borrower, unless otherwise disclosed to Agent.

                      7.8 Agreements. Borrower shall perform, within all required time periods (after giving effect to any applicable grace periods), all of its obligations and enforce all of its rights under each agreement to which it is a party, including any leases and customer contracts to which it is a party where the failure to so perform and enforce would have a Material Adverse Effect. Borrower shall not terminate or modify any provision of any agreement to which it is a party which termination or modification could have a Material Adverse Effect.

                      7.9 Supplemental  Disclosure.  From time to time as may be necessary (in the event that such information is not otherwise delivered by Borrower to any Lender pursuant to this Agreement), so long as there are Obligations outstanding hereunder, Borrower will supplement each schedule or representation herein with respect to any matter hereafter arising which, if existing or occurring at the date of this Agreement, would have been required to be set forth or described in such schedule or as an exception to such representation or which is necessary to correct any information in such schedule or representation which has been rendered inaccurate thereby; provided that such supplement to such schedule or representation shall not be deemed an amendment thereof unless otherwise consented to by Agent.

                      7.10    Employee Plans.

                              (a) Borrower shall notify Agent of any and all claims (other than claims for benefits in the normal course), actions, or lawsuits asserted or instituted, and of any threatened litigation or claims, against Borrower, or, to Borrower's Knowledge, any ERISA Affiliate in connection with any Plan maintained, at any time, by Borrower, or any ERISA Affiliate, or to which Borrower, or any ERISA Affiliate has or had at any time any obligation to contribute, or/and against any such Plan itself, or against any fiduciary of or service provider to any such Plan (i) in an amount which may reasonably be expected to be, if adversely determined, in excess of One Hundred Thousand Dollars ($100,000) or
             (ii) which, if adversely determined, would have a Material Adverse Effect.

                              (b) Borrower  shall notify Agent of the occurrence
             of any "Reportable Event" with respect to any Pension Plan of Borrower or any ERISA Affiliate.

                      7.11 Environmental  Matters.  Borrower shall (i) comply in all material respects with the Environmental Laws applicable to it,
             (ii) notify Agent promptly after knowledge in the event of any Spill which is reportable to any Governmental Authority upon any premises owned or occupied by it, and (iii) promptly forward to Agent a copy of any order, notice, permit, application, or any other communication or report received by Borrower in connection with any such Spill or any other matter relating to the
             Environmental Laws that may materially affect such premises. The provisions of this Section 7.11 shall apply whether or not the Environmental Protection Agency, any other federal agency or any state or local environmental agency has taken or threatened any action in connection with the presence of any Spills or hazardous substances.

                      7.12 Subsidiary. Prior to forming any Subsidiary, Borrower shall (a) provide not less than thirty (30) days prior written notice to Agent, and (b) receive the prior written consent of Agent consent shall not be unreasonably withheld. As a condition to providing its consent to the formation of such Subsidiary, Agent may require that the Subsidiary guarantee the full amount of the Obligations and grant to Agent, for the benefit of Lenders, a Lien on and security interest in all of such Subsidiary's property to secure such guaranty.

                      7.13 Maintenance of Equipment and Fixtures. Borrower shall keep and maintain its equipment and fixtures (each as defined in the California Commercial Code) in good operating condition sufficient for the continuation of Borrower's business conducted on a basis consistent with past practices, and Borrower shall provide or arrange for all maintenance and service and all repairs necessary for such purpose.

                      7.14 Syndication. Prior to and after the Closing Date, Borrower shall use reasonable time and efforts to assist Lenders as necessary or appropriate to effectuate any sale, assignment, or other syndication of the Revolving Loan or Term Loan, including (i) the preparation of offering materials to be delivered to potential lenders, (ii) the preparation of information and projections by Borrower and its advisors relating to the Stock Acquisition and the financing transaction contemplated by this Agreement, and (iii)the participation of the relevant management in meetings with potential lenders.

                      7.15 Payment of Grower  Payables.  Borrower  shall pay all
             Grower Payables as and when due under the terms of Borrower's agreements with Borrower's account debtors, except to the extent otherwise agreed by such account debtors and except for Grower Payables being contested by Borrower in good faith.

                      7.16 Payment of Leases. Borrower shall pay as and when due all obligations owed by Borrower under any lease of real or personal property, except to the extent otherwise agreed by the lessor thereof or to the extent that Borrower is in good faith contesting its obligation to pay such obligation.

                      7.17 Interest Rate  Protection.  On or before February 15,
             1996, Borrower shall have fixed pursuant to the terms of this Agreement, or shall have hedged on terms satisfactory to Agent, for a period of not less than three (3) years, not less than sixty percent (60%) of the aggregate of the outstanding balances of the Revolving Loan and the Term Loan on the Closing Date. On or before thirty (30) days after the Third Amendment Closing Date, Borrower shall have fixed pursuant to the terms of this Agreement, or shall have hedged on terms satisfactory to Agent, for a period of not less than three (3) years, not less than Seventeen Million Dollars ($17,000,000) of the aggregate of the outstanding balances of the Revolving Loan and the Term Loan that were advanced on the Third Amendment Closing Date.

                      7.18 Notification  Regarding  Subordinated Debt.  Borrower
             shall promptly provide notice to Agent of the existence of any default or event of default by Borrower under any document governing any Subordinated Debt, or of any breach by Borrower of, or any failure by Borrower to observe or comply with, any provision of any document governing any Subordinated Debt. Borrower shall promptly notify Agent of any notice received by Borrower from any holder of any Subordinated Debt or any representative acting on behalf of any holder of Subordinated Debt, and provide Agent with a copy of any notice received, if such notice concerns or references the existence of a default, an event of default, or a breach by Borrower with respect to any Subordinated Debt or any remedy with respect thereto.


                      7.19 Proceeds of Second Restatement Stock.  Borrower shall have obtained Five Million Dollars ($5,000,000) as payment for the Second Restatement Stock by the earlier of (a) March 31, 1997, or
             (b) the Newhall Advance Date.


                                                   ARTICLE VIII.

                                                NEGATIVE COVENANTS

                              Borrower  covenants and agrees that,  unless Agent
             shall have otherwise consented, from and after the date hereof Borrower shall comply with and observe each of the following covenants and shall cause each of its Subsidiaries to comply with and observe each of the following covenants, all references in this ArticleEVIII applying on a consolidated basis to both Borrower and its Subsidiaries.

                      8.1  Mergers,   Etc.   Borrower  shall  not,  directly  or
             indirectly, by operation of law or otherwise, merge with, consolidate with, acquire all or substantially all of the assets or capital stock of, or otherwise combine with, any Person or form any Subsidiary; provided, that so long as no Event of Default shall have occurred and be continuing, nothing in this Section 8.1 shall limit the ability of Borrower to acquire new wineries, vineyards, or other similar assets or properties.

                      8.2 Investments;  Loans and Advances.  Except as expressly permitted by Section 8.6, Borrower shall not make any investment in, or make or accrue loans or advances of money to any Person, through the direct or indirect holding of securities or otherwise; provided, that Borrower may: (a) make and maintain investments in Cash Equivalents, (b) make and maintain loans or advances to, any of its wholly-owned Subsidiaries in an aggregate amount at any one time not to exceed Two Million Dollars ($2,000,000) (provided that such wholly-owned Subsidiaries have guaranteed all Obligations and secured such guarantee by a first priority security interest in all of such Subsidiary's assets), (c) maintain (but not increase except within the limitations permitted by clause (d) of this Section 8.2) existing investments identified in Part Q of the Disclosure Schedule, and (d) acquire the Stock of Stag's Leap Winery, Inc. for the amount and on the terms set forth in the Stag's Leap Acquisition Agreements, and (e) make and maintain investments in any joint venture or non-wholly-owned Subsidiary; provided, that such investments shall only be permissible under this clause (e) if such joint venture or non wholly-owned Subsidiary is engaged in the business of operating wineries, vineyards, or other related businesses; and provided, further, that the aggregate amount invested after the Closing Date in all investments permitted by this Section 8.2(e) shall (i) not exceed Fifteen Million Dollars ($15,000,000) from time to time outstanding, and (ii) the sum of
             (x) the cost of such investment (as determined by the Board of Directors of Borrower in good faith), and (y)the aggregate cost of all such other investments (as determined by the Board of Directors of Borrower in good faith) does not exceed Five Million Dollars ($5,000,000) less, to the extent that the aggregate fair market value of all other such investments is less than the aggregate cost of such investments (in each case, as determined by the Board of Directors of Borrower in good faith) one hundred percent (100%) of such deficiency. Upon the occurrence of a Default or Event of Default, Borrower shall liquidate all investments permitted under this Section 8.2 and the proceeds of such liquidated investments shall be immediately remitted to Agent on account of the Obligations.

                      8.3     Indebtedness.

                              (a) Indebtedness Generally. Except as otherwise expressly permitted by this Agreement, Borrower shall not create, incur, assume, or permit to exist any Indebtedness, except (i) Indebtedness secured by Liens permitted under Section 8.8, (ii) the Revolving Loan, (iii) the Term Loan, (iv) all Deferred Taxes, (v) all unfunded pension fund and other employee benefit plan obligations and liabilities but only to the extent they are permitted to remain unfunded under applicable law, (vi) Indebtedness under Capital Leases to the extent permitted under this Agreement, but not to exceed Five Million Dollars ($5,000,000) at any time outstanding, (vii) Indebtedness in existence on the Closing Date and identified on Part J of the Disclosure Schedule,
             (viii) Purchase Money Indebtedness with respect to the acquisition of Newly Acquired Capital Assets in an amount not to exceed the maximum set forth in Section 8.3(b), and (ix) Indebtedness for surety bonds obtained in the ordinary course of business.

                              (b) Purchase Money Indebtedness for Acquisition of
             Newly Acquired Capital Assets. Borrower may incur Purchase Money Indebtedness with respect to the acquisition of Newly Acquired Capital Assets, provided that (i) such Indebtedness is secured only by the particular Newly Acquired Capital Asset or related group of Newly Acquired Capital Assets, (ii) no Default or Event of Default has occurred and is continuing or would occur as result of the incurring of such Purchase Money Indebtedness, (iii) except with respect to the amounts provided in Section 8.3(a) below, Borrower has delivered to Agent and Lenders the annual audited financial statement for Borrower's Fiscal Year ending December 31, 1996, (iv) the incurring of such Purchase Money Indebtedness does not cause
             Borrower to fail to continue to achieve either of the ratios described below upon which the right to incur such Purchase Money Indebtedness is based, and (v) the cumulative amount of all such Purchase Money Indebtedness shall not exceed up to the following cumulative levels:

                                           (i)     If the post-closing balance
               sheet provided by
             Borrower to Lender pursuant to the Schedule of Documents, or any subsequent quarterly financial statement provided by Borrower to Agent pursuant to Section 6.1(c), indicates a Consolidated Funded Debt to Consolidated EBITDA Ratio of less than five and one-half to one (5.50:1.), then Borrower shall be entitled to incur Purchase Money Indebtedness not to exceed Ten Million Dollars ($10,000,000) in the aggregate from and after the Closing Date;

                                           (ii)    If and at such time as the
               quarterly financial
             statements provided by Borrower to Agent pursuant to Section 6.1(c) (subject to adjustment if a subsequently delivered annual financial statement differs from the quarterly statement), indicate that Borrower has achieved a Consolidated Funded Debt to Consolidated EBITDA Ratio of less than four to one (4.0:1) as of the end of the particular Fiscal Quarter, then (but only so long as Borrower continues each quarter to achieve such ratio) Borrower shall be entitled to incur Purchase Money Indebtedness not to exceed Fifteen Million Dollars ($15,000,000) in the aggregate from and after the Closing Date;

                                           (iii) If and at such time as the
               quarterly financial
             statements provided by Borrower to Agent pursuant to Section 6.1(c) (subject to adjustment if a subsequently delivered annual financial statement differs from the quarterly statement), indicate that Borrower has achieved a Consolidated Funded Debt to Consolidated EBITDA Ratio of less than three and one-half to one (3.5:1) as of the end of the particular Fiscal Quarter, then (but only so long as Borrower continues each quarter to achieve such ratio) Borrower shall be entitled to incur Purchase Money Indebtedness not to exceed Thirty Million Dollars ($30,000,000) in the aggregate from and after the Closing Date;

                                           (iv)    If and at such time as the
                quarterly financial
             statements provided by Borrower to Agent pursuant to Section 6.1(c) (subject to adjustment if a subsequently delivered annual financial statement differs from the quarterly statement), indicate that Borrower has achieved a Consolidated Funded Debt to Consolidated EBITDA Ratio of less than three to one (3.0:1) as of the end of the particular Fiscal Quarter, then (but only so long as Borrower continues each quarter to achieve such ratio and subject to the last sentence of this Section 8.3(b)) there shall be no further dollar limitations on Borrower's incurring Purchase Money Indebtedness under this Section 8.3(b).

             Notwithstanding the foregoing, if the cumulative amount of permitted Purchase Money Indebtedness shall be increased because of Borrower's achieving the applicable ratio requirement but, as of the end of a subsequent Fiscal Quarter, Borrower shall fail to achieve such ratio requirement, then the cumulative amount of permitted Purchase Money Indebtedness shall be immediately reduced to the greater of (i) the cumulative amount of Purchase Money Indebtedness for which Borrower qualifies based on such subsequent financial statement, or (ii) the cumulative amount of Purchase Money Indebtedness actually incurred by Borrower prior to the end of such Fiscal Quarter. Similarly, if the cumulative amount of permitted Purchase Money Indebtedness shall be increased because of Borrower's achieving the applicable ratio requirement as of the end of a Fiscal Quarter ending on June 30 of any year but the annual audited financial statement subsequently delivered to Agent for such Fiscal Year indicates that Borrower has failed to achieve both applicable ratio requirements as of the end of such Fiscal Quarter, then the cumulative amount of permitted Purchase Money Indebtedness shall be immediately reduced to the greater of (i) the cumulative amount of Purchase Money Indebtedness for which Borrower qualifies based on such annual audited financial statement, or (ii) the cumulative amount of Purchase Money Indebtedness actually incurred by Borrower prior to delivery of such annual audited financial statement.

                      8.4     Capital Structure.

                              (a) Borrower shall not issue or agree to issue any
             of its respective authorized but not outstanding shares of Stock (including treasury shares) except for additional shares that may be issued to BWEH in exchange for additional equity investment in Borrower.

                              (b) Borrower  shall not make any material  changes
             in its capital structure (including the issuance of any shares of stock, warrants, or other securities convertible into stock or any revision of the terms of its outstanding Stock) or amend its certificate of incorporation or by-laws without the prior written consent of Requisite Lenders, which consent will not be unreasonably withheld.

                      8.5 Maintenance of Business.  Borrower shall not engage in any business other than the production and sale of wine and wine-related products, which business includes activities related to the acquisition and operation of vineyards.
                      8.6 Transactions with Affiliates. Borrower shall not enter into or be a party to any transaction with any Affiliate of Borrower, except (a) in accordance with the terms of the management compensation incentive plan identified in Part V of the Disclosure Schedule (to the extent such plan includes recourse loans made by Borrower to senior management of Borrower for purposes of financing fifty percent (50%) of the purchase price of stock being acquired by such managers in BWEH, in amounts not to exceed One Million Dollars ($1,000,000); provided that such shall be permitted only if the full amount received by BWEH for such stock is forwarded by BWEH to Borrower as a capital contribution, but only to the extent funds for such loan were originally provided by Borrower), (b) for the payment of fees to be paid to certain Affiliates to the extent identified in the schedule of fees identified in Appendix M to the Schedule of Documents, and (c) in the ordinary course of and pursuant to the reasonable requirements of Borrower's business and upon fair and reasonable terms that are fully disclosed to Agent and are no less favorable to Borrower than would be obtained in a comparable arm's-length transaction with a Person not an Affiliate of Borrower.

                      8.7 Guaranteed Indebtedness.  Borrower shall not incur any
             Guaranteed Indebtedness except (a) by endorsement of instruments or items of payment for deposit to the general account of Borrower,
             (b) for Guaranteed Indebtedness incurred for the benefit of Borrower if the primary obligation is permitted by this Agreement, and (c) those obligations set forth in Part K of the Disclosure Schedule.

                      8.8 Liens. Borrower shall not create or permit any Lien on any of its properties or assets except the Lien of Agent under the Loan Documents and Permitted Encumbrances.

                      8.9     Sales of Assets.

                              (a) Sales of  Assets  Other  Than  Real  Property.
             Borrower shall not sell, transfer (including any consensual transfer such as the execution of a deed in lieu of foreclosure), convey, assign, or otherwise dispose of any of its assets or properties (other than real property, which is governed by Sections 8.9(b), 8.9(c), and 8.9(d)); provided, that the foregoing shall not prohibit (i) the sale of Inventory in the ordinary course of business, (ii)Ethe replacement or trade-in of equipment in the ordinary course of business, (iii) the sale of Borrower's interest in the Pressoir Deutz Winery, and (iv) the sale or other disposal of used equipment, other than replacement or trade-in of equipment, in the ordinary course of Borrower's business up to a net book value of Two Million Dollars ($2,000,000) for all such equipment sold after the Closing Date; and, provided, further, that the Net Proceeds from any such sale are immediately paid to Agent for application as provided in Section 2.3(c).

                              (b) Sales of Agricultural Real Property.  Borrower
             shall not sell, transfer (including any consensual transfer such as the execution of a deed in lieu of foreclosure), convey, assign, or otherwise dispose of any Agricultural Real Property owned by Borrower; provided, that Borrower may sell or otherwise dispose of Agricultural Real Property after the Closing Date having a value (as set forth on the Real Estate Valuation Schedule identified in the Schedule of Documents), when aggregated with all other Agricultural Real Property sold or disposed of by Borrower after the Closing Date, as follows:

                                           (i)     with respect to Agricultural
                         Real Property that
                      is sold and immediately leased back by Borrower at a market rate of rent for a period of not less than fifteen
                      (15) years, not more than Fifteen Million Dollars ($15,000,000); and

                                           (ii)    with respect to any other
                         sales of Agricultural
                      Real Property, not more than Ten Million Dollars
                         ($10,000,000);

             and provided, further, that in each sale described in clauses (i) or (ii) above Borrower shall receive and immediately pay to Agent from the proceeds of sale the Minimum Payment Amount with respect to such sale. The Fifteen Million Dollar ($15,000,000) and Ten Million Dollar ($10,000,000) figures used above are cumulative. Amounts paid to Agent pursuant to this Section 8.9(b) shall be distributed to Term Lenders as a permanent reduction of the Term Loan as provided in Section 2.3(c).

                              (c) Sales of Winery Real Property.  Borrower shall
             not sell, transfer (including any consensual transfer such as the execution of a deed in lieu of foreclosure), convey, assign, or otherwise dispose of any Winery Real Property.

                              (d) Sales of Special Real Property. Borrower shall
             not sell, transfer (including any consensual transfer such as the execution of a deed in lieu of foreclosure), convey, assign, or otherwise dispose of any Special Real Property unless Borrower receives and immediately pays to Agent from the proceeds of sale the Minimum Payment Amount with respect to such sale. Amounts paid to Agent pursuant to this Section 8.9(d) shall be distributed to Term Lenders as a permanent reduction of the Term Loan as provided in Section 2.3(c).

                      8.10 Cancellation of Claims. Borrower shall not cancel any claim or debt owing to it, except for reasonable consideration or in the ordinary course of business.

                      8.11 Events of Default. Borrower shall not take or omit to take any action, which act or omission would constitute (a) a Default or an Event of Default pursuant to, or noncompliance with any of, the terms of any of the Loan Documents, or (b) a material default or an event of default (i) pursuant to, or noncompliance with, any contract, lease, mortgage, deed of trust, or instrument to which it is a party or by which it or any of its property is bound, or any document creating a Lien, and (ii) which would have a Material Adverse Effect.

                      8.12  Restricted  Payments.  Borrower  shall  not make any
             Restricted Payments; provided, that so long as no Default or Event of Default then exists, has occurred within the twelve (12) months immediately preceding such proposed Restricted Payment, or would result from such Restricted Payment, Borrower may pay dividends on its common stock to BWEH if all of the following requirements are fulfilled: (a) the dividend is declared and paid no earlier than January 16, 2000; (b) Borrower shall have sufficient net profits pursuant to Section 170 of the Delaware General Corporation Law with which to pay such dividend; (c) Borrower's Consolidated Net Worth as of the end of the immediately preceding fiscal quarter was not less than One Hundred Seventy Million Dollars ($170,000,000) and will not be reduced to less than One Hundred Seventy Million Dollars ($170,000,000) as a result of such Restricted Payment, and
             (d) the aggregate amount of all such Restricted Payments paid to BWEH in any Fiscal Year shall not exceed (i) fifty percent (50%) of the amount of Consolidated Net Income for the Fiscal Year ending June 30, 1999 for such dividends paid during such Fiscal Year, and
             (ii) fifty percent (50%) of the aggregate amount of Consolidated Net Income earned after June 30, 1999 for such dividends paid after such Fiscal Year; and provided further that so long as no Default or Event of Default then exists, or would result from such Restricted Payment, Borrower may pay dividends on its common stock to BWEH in an amount sufficient to enable BWEH to (x) pay the actual amount of BWEH's tax liability as the parent of a consolidated, combined, or unitary group, including Borrower, and
             (y) pay its overhead and operating expenses, not to exceed Two Hundred Fifty Thousand Dollars ($250,000) per Fiscal Year.

                      8.13 Payment or Modification of Subordinated Debt. Borrower shall not make payments on account of any Subordinated Debt except to the extent permissible under the agreement by which such Subordinated Debt is subordinated to the Obligations. Borrower shall not amend, supplement, or otherwise modify any provisions of the any documents governing any Subordinated Debt, and shall not refinance any portion of the Subordinated Debt, except on terms no less favorable to Borrower and Lenders and those that have been disclosed in writing to and approved by Agent.

                      8.14    Intentionally Omitted.

                      8.15 Termination of Real Property  Leases.  Borrower shall not agree to terminate any leases of agricultural real property prior to the expiration of the scheduled term thereof, or to allow or suffer any such leases to be terminated prior to the expiration of the scheduled term thereof if, as a result thereof, the total number of vineyard acres leased by Borrower as tenant shall be less than One Thousand Four Hundred Fifty (1,450) acres, minus the aggregate acreage under such leases terminated upon the scheduled expiration thereof. The failure by Borrower to exercise a renewal option, and to exercise by Borrower of a purchase option, shall not be considered a termination "prior to the expiration of the scheduled term" as such phrase is used in this Section 8.15.

                      8.16 ERISA. Without Agent's prior written consent, Borrower shall not acquire any new ERISA Affiliate that maintains or has an obligation to contribute to a Pension Plan that has either an "accumulated funding deficiency," as defined in Section 302 of ERISA, or any "unfunded vested benefits," as defined in
             Section 4006(a)(3)(E)(iii) of ERISA in the case of any plan other than a Multiemployer Plan and in Section 4211 of ERISA in the case of a Multiemployer Plan. Additionally, Borrower shall not, without Agent's prior written consent:

                              (a) terminate any Pension Plan that is subject to Title IV of ERISA where such termination could reasonably be anticipated to result in liability to Borrower in excess of Five Hundred Thousand Dollars ($500,000);

                              (b) permit any accumulated funding deficiency,  as
             defined in Section 302(a)(2) of ERISA, to be incurred with respect to any Pension Plan which would result in a Material Adverse Effect;

                              (c) fail to make any  contributions or fail to pay
             any amounts due and owing as required by the terms of any Plan before such contributions or amounts become delinquent if the consequence of such delinquencies could, in the aggregate, reasonably be expected to have a Material Adverse Effect;

                              (d) make a complete or partial  withdrawal (within
             the meaning of Section 4201 of ERISA) from any Multiemployer Plan that could reasonably be anticipated to result in liability to Borrower in excess of Five Hundred Thousand Dollars ($500,000); or

                              (e) at any time fail to provide  Agent with copies
             of any Plan documents or governmental reports or filings, if reasonably requested by Agent.

                      8.17    Intentionally Omitted.

                      8.18    Intentionally Omitted.

                      8.19 Hazardous Materials.  Except as set forth in Part (X)
             of the Disclosure Schedule, Borrower shall not and shall not knowingly permit any other Person within the control of Borrower to cause or permit the presence, use, generation, manufacture, installation, release, discharge, storage or disposal of any Hazardous Materials on, under, in or about any of its real estate or the transportation of any Hazardous Materials to or from any real estate where such presence, use, generation, manufacture, installation, release, discharge, storage or disposal would violate any Environmental Laws, the violation of which would have a Material Adverse Effect.

                      8.20 PACA License. Borrower shall not obtain or attempt to obtain a dealer license under the provisions of Section 499c of PACA.

                      8.21    Financial Covenants.

                              (a) Current  Ratio.  Borrower shall not permit the
             ratio of (i) Consolidated Current Assets to (ii) Consolidated Current Liabilities, as of the last day of each Fiscal Quarter during the respective measurement periods listed below, to be less than the correlative levels for such periods shown below:

                              Measurement                                          Minimum
                                Period                                                       Ratio

             Closing Date through December 31, 1997                                1.20:1
             January 1, 1998 through Termination Date                                       1.25:1

                              (b) Capitalization Ratio. Borrower shall not permit the ratio of (i) Consolidated Total Debt, to (ii) Consolidated Total Capitalization, as of the last day of each Fiscal Quarter during the respective measurement periods listed below, to be greater than the correlative levels for such periods shown below:

                              Measurement                                          Maximum
                                Period                                             Ratio

                      First Amendment Date through May 31, 2000                    70:1
                      June 1, 2000 through Termination Date               .                 65:1

                              (c) Debt Coverage Ratio. Borrower shall not permit
             the Consolidated Debt Coverage Ratio for the four Fiscal Quarters immediately preceding each measurement date, as of the last day of each Fiscal Quarter during the respective measurement periods listed below, to be less than the correlative levels for such periods shown below:
Measurement                                         Minimum
   Period                                             Ratio

June 30, 1997 through June 29, 1999                          1.75:1
June 30, 1999 through Termination Date                       2.10:1


                      8.22 Compliance With Subordinated Debt Documents. Borrower
             shall not breach, and shall not fail to observe or comply with, any provision of any document governing any portion of any Subordinated Debt if such breach or failure would, with the passage of time or the giving of notice or both, constitute an event of default with respect to such Subordinated Debt, unless the event of default that could arise from such breach or failure has been waived in writing by the holders of the Subordinated Debt.

                                                    ARTICLE IX.

                                                     INDEMNITY

                      9.1 Indemnification. Borrower shall indemnify and hold Agent and Lenders and Agent and Lenders' respective Affiliates, Subsidiaries, officers, directors, employees, attorneys, and agents (each, an "Indemnified Person"), harmless from and against any and all suits, actions, proceedings, claims, damages, losses, liabilities and expenses (including reasonable attorneys' fees and disbursements (including allocated costs of internal counsel) and other costs of investigations or defense, including those incurred upon any appeal) which may be instituted or asserted against or incurred by such Indemnified Person as a result of credit having been extended under this Agreement and the other Loan Documents or in connection with or arising out of the transactions contemplated hereunder and thereunder, including any claim, action, suit, proceeding, loss, cost, damage, liability, deficiency, fine, penalty, punitive damage, or expense (including reasonable attorneys' and consultants' fees, investigation and laboratory fees, court costs and litigation expenses), directly or indirectly resulting from, arising out of, or based upon (i) the presence, release, use, manufacture, installation, generation, discharge, storage, or disposal, at any time, of any Hazardous Materials on, under, in or about, or the transportation of any such materials to or from, any real property (the "Subject Property") owned, leased or operated by Borrower or any Subsidiary of Borrower or any Guarantor, or (ii) the violation or alleged violation by Borrower or any Subsidiary of Borrower or any Guarantor of any law, statute, ordinance, order, rule, regulation, permit, judgment, or license relating to the use, generation, manufacture, installation, release, discharge, storage, or disposal of Hazardous Materials to or from the Subject Property; which indemnity shall include, (A) any damage, liability, fine, penalty, punitive damage, cost, or expense arising from or out of any claim, action, suit, or proceeding for personal injury (including sickness, disease, death, pain, or suffering), tangible or intangible property damage, compensation for lost wages, business income, profits, or other economic loss, damage to the natural resources or the environment, nuisance, pollution, contamination, leak, spill, release, or other adverse effect on the environment, and (B) the cost of any required or necessary repair, cleanup, treatment, remediation, or detoxification of the Subject Property and the preparation and implementation of any closure, disposal, remedial, or other required actions in connection with the Subject Property; provided, that Borrower shall not be liable for any indemnification to such Indemnified Person to the extent that any such suit, action, proceeding, claim, damage, loss, liability or expense was the result of any action by such Indemnified Person or results from such Indemnified Person's gross negligence or willful misconduct. NEITHER AGENT NOR ANY LENDER OR ANY OTHER INDEMNIFIED PERSON SHALL BE RESPONSIBLE OR LIABLE TO ANY OTHER PARTY HERETO, ANY SUCCESSOR, ASSIGNEE, OR THIRD PARTY BENEFICIARY OF SUCH PERSON OR ANY OTHER PERSON ASSERTING CLAIMS DERIVATIVELY THROUGH SUCH PARTY, FOR INDIRECT, PUNITIVE, EXEMPLARY, OR CONSEQUENTIAL DAMAGES WHICH MAY BE ALLEGED AS A RESULT OF CREDIT HAVING BEEN EXTENDED UNDER THE LOAN DOCUMENTS.

                      9.2 No Control.  Borrower hereby  acknowledges  and agrees that neither Agent nor any Lender (a) is now nor has ever been in control of the Subject Property or Borrower's affairs, and (b) has the capacity through the provisions of the Loan Documents to influence Borrower's conduct with respect to the ownership, operation, or management of the Subject Property.


                                                    ARTICLE X.

                                      EVENTS OF DEFAULT; RIGHTS AND REMEDIES

                      10.1 Events of Default.  The occurrence of any one or more of the following events (regardless of the reason therefor) shall constitute an "Event of Default" hereunder:

                              (a)          Failure to Pay Principal.

                                           (i) Borrower shall fail to make any
                payment of principal
             owing with respect to the Revolving Loan (including failure to pay any Letter of Credit Obligations) or any regularly scheduled payment of principal owing with respect to the Term Loan when due and payable and such failure shall remain uncured for a period of two (2) Business Days; provided that the failure to make such payment may only be cured by paying the amount due together with interest on such amount at the Default Rate.

                                           (ii)EBorrower shall fail to make any
                mandatory prepayment
             of principal owing with respect to the Revolving Loan or the Term Loan when due and payable.

                              (b) Failure to Pay Interest or Other Amounts Other
             than Expenses. Borrower shall fail to make any payment of interest on the Revolving Loan, the Term Loan, or any other amount (other than expenses payable under any Loan Document) owing with respect to the Revolving Loan, the Term Loan or any of the other
             Obligations when due and payable or declared due and payable and such failure shall remain uncured for a period of two (2) Business Days; provided that the failure to make such payment may only be cured by paying the amount due together with interest on such amount at the Default Rate.

                              (c) Failure to Pay Expenses.  Borrower  shall fail
             to make any payment of any expenses payable under any Loan Document, and such failure shall have remained uncured for a period of ten (10) days after Borrower has received notice of such failure from Agent; provided that the failure to make such payment may only be cured by paying the amount due together with interest on such amount at the Default Rate.

                              (d) Failure to Deliver Monthly Borrowing Base Certificate. Borrower shall fail or neglect to deliver any Borrowing Base Certificate when required pursuant to Section 6.1(a), and such failure shall remain uncured for a period of ten
             (10) Business Days; provided, that such failure shall be curable only four (4) times during any calendar year and there shall be no cure period for a fifth (5th) or any subsequent failure in any calendar year.

                              (e) Breach of  Covenants  or Other  Provisions  of
             This Agreement. Borrower shall fail or neglect to perform, keep, or observe any other provision of this Agreement or of any of the other Loan Documents, and the same is by its nature incapable of being cured or shall remain unremedied for a period ending on the first to occur of twenty (20) days after Borrower shall receive written notice of any such failure from Agent or thirty (30) days after Borrower shall become aware thereof. A breach by Borrower of the financial covenants set forth in Section 8.21 are incapable of being cured.

                              (f)          Default Under Other Indebtedness.

                                           (i)  A default shall occur under any
                other agreement,
             document, or instrument to which Borrower is a party or by which Borrower or Borrower's property is bound and such default involves the failure to make any payment (whether of principal, interest, or otherwise) due (whether by scheduled maturity, required prepayment, acceleration, demand, or otherwise, but only after expiration of any cure periods provided by the underlying agreement, document, or instrument) in respect of any Indebtedness of Borrower in excess of One Million Dollars ($1,000,000).

                                           (ii)    A default shall occur under
                or with respect to
             any document evidencing any Subordinated Debt, whether or not such default involves the failure to make any payment, if the occurrence of such default entitles any holder thereof to demand payment of all or any portion of the principal portion of such Subordinated Debt.

                              (g) Breach of Representation or Warranty. Any material representation or warranty herein or in any Loan Document or in any written statement pursuant thereto or hereto, report, financial statement, or certificate made or delivered to any Lender by Borrower shall be untrue or incorrect, as of the date when made or deemed made (including those made or deemed made pursuant to Section 4.2) and the same is by its nature incapable of being cured or shall remain unremedied for a period ending on the first to occur of twenty (20) days after Borrower shall receive written notice of any such failure from Agent or thirty (30) days after Borrower shall become aware thereof.

                              (h)  Loss  of  Assets.  (i) Any of the  assets  of
             Borrower shall be attached, seized, levied upon, or subjected to a writ or distress warrant, or come within the possession of any receiver, trustee, custodian, or assignee for the benefit of creditors of Borrower and shall remain unstayed or undismissed for thirty (30) consecutive days, (ii)Eany Person other than Borrower shall apply for the appointment of a receiver, trustee or custodian for any of Borrower's assets and such application shall remain unstayed or undismissed for thirty (30) consecutive days, or (iii) Borrower shall have concealed, removed, or permitted to be concealed or removed, any part of its property, with intent to hinder, delay, or defraud its creditors or any of them or made or suffered a transfer of any of its property or the incurring of an obligation which may be fraudulent under any bankruptcy, fraudulent conveyance or other similar law, in each case only to the extent any of the events set forth in clauses (i), (ii) or (iii) would, individually or in the aggregate, have a Material Adverse Effect.

                              (i) Involuntary Insolvency Actions. A case or proceeding shall have been commenced against Borrower in a court having competent jurisdiction seeking a decree or order (i) under the Bankruptcy Code, or any other applicable federal, state, or foreign bankruptcy or other similar law, (ii) appointing a custodian, receiver, liquidator, assignee, trustee or sequestrator (or similar official) of Borrower or of any substantial part of its properties, or (iii) ordering the winding-up or liquidation of the affairs of Borrower and such case or proceeding shall remain undismissed or unstayed for thirty (30) consecutive days or such court shall enter a decree or order granting the relief sought in such case or proceeding.

                              (j) Voluntary  Insolvency Actions.  Borrower shall
             (i) file a petition seeking relief under the Bankruptcy Code, or any other applicable federal, state or foreign bankruptcy or other similar law, (ii) consent to the institution of proceedings thereunder or to the filing of any such petition or to the appointment of or taking possession by a custodian, receiver, liquidator, assignee, trustee, or sequestrator (or similar official) of Borrower or of any substantial part of its properties,
             (iii) fail  generally to pay its debts as such debts become due, or
             (iv) take any corporate action in furtherance of any such action.

                              (k) Judgments. Final judgment or judgments for the
             payment of money in excess of Fifty Thousand Dollars ($50,000) in the aggregate shall be rendered against Borrower and the same shall not be (i) fully covered by insurance in accordance with Section 7.6, or (ii) vacated, stayed, bonded, paid, or discharged for a period of thirty (30) days.

                              (l) Change in Stockholders.  BWEH shall fail to be
             the legal and beneficial owner of all of the issued and outstanding shares of common stock of Borrower, or Texas Pacific Group shall, prior to an initial public offering for BWEH, fail to control at least fifty-one percent (51%) of the voting shares of BWEH, or after an initial public offering for BWEH, either (i) Texas Pacific Group shall fail to control at least thirty-five percent (35%) of the voting shares of BWEH, or (ii) any other Person and such Person's Affiliates shall control more of the voting shares of BWEH than are controlled by Texas Pacific Group.

                              (m) Acquisitions by BWEH. BWEH shall acquire (by purchase, consolidation, merger or otherwise) any assets other than the stock of Borrower.

                              (n) ERISA. (i) With respect to any Plan, a prohibited transaction within the meaning of Section 4975 of the IRC or Section 406 of ERISA occurs which in the reasonable determination of Agent could result in direct or indirect liability to Borrower, (ii) with respect to any Title IV Plan, the filing of a notice to voluntarily terminate any such plan in a distress termination, (iii) with respect to any Multiemployer Plan, Borrower or any ERISA Affiliate shall incur any Withdrawal Liability, (iv) with respect to any Qualified Plan, Borrower or any ERISA Affiliate shall incur an accumulated funding deficiency or request a funding waiver from the IRS, or (v) with respect to any Title IV Plan or Multiemployer Plan which has an ERISA Event not described in clauses (ii) - (iv) hereof, in the reasonable determination of Agent there is a reasonable likelihood for termination of any such plan by the PBGC; provided, that the events listed in clauses (i) -
             (v) hereof shall constitute Events of Default only if the liability, deficiency, or waiver request of Borrower or any ERISA Affiliate, whether or not assessed, exceeds Fifty Thousand Dollars ($50,000) in any case set forth in (i) - (v) above, or exceeds One Hundred Thousand Dollars ($100,000) in the aggregate for all such cases.

                              (o)  Guaranties.  There  shall  occur  an Event of
             Default or an Event of Guaranty Default under and as defined in any guaranty of all or any part of the Obligations by any Person or any such guarantor shall renounce, repudiate, or terminate such guaranty.

                              (p) Payment of Principal With Respect to Subordinated Debt. Except as approved by Agent in writing, Borrower shall make any payment of principal on account of any Subordinated Debt or tender any payment of principal to any holder of any Subordinated Debt.

                      10.2    Acceleration; Remedies.

                      (a) Automatic  Acceleration;  Notice of  Acceleration  and
             Exercise of Remedies. If an Event of Default shall occur and be continuing: (i) all Obligations and any indebtedness of Borrower under any of the Loan Documents, any term thereof to the contrary notwithstanding, shall at Lenders' option and without notice be accelerated and become immediately due and payable without presentment, demand, protest, or notice of dishonor, all of which are hereby expressly waived by Borrower; (ii) the obligation, if any, of Lenders to make further Revolving Advances or incur further Letter of Credit Obligations shall immediately cease and terminate;
             (iii) the obligation, if any, of the Swingline Lender to make further Swingline Advances shall immediately cease and terminate; and (iv) Agent may require that all Letter of Credit Obligations be fully cash collateralized in accordance with the terms of Section
             2.2. Upon and after an Event of Default, Agent may send Borrower a notice that all of the Obligations have been accelerated and are due in full (a "Notice of Acceleration"), which Notice of Acceleration may be included in any notice from Agent to Borrower that an Event of Default has occurred. Upon and after sending Borrower the Notice of Acceleration, Agent and Lenders shall have all rights, powers, and remedies available under each of the Loan Documents, and including the right to resort to any or all Collateral for any Obligations and to exercise any or all of the rights of a beneficiary or secured party with respect to the Collateral pursuant to applicable law. All rights, powers and remedies of Agent and Lenders in connection with each of the Loan Documents (x) may be exercised at any time by them and from time to time after the occurrence and during the continuation of an Event of Default, and after the sending of the Notice of Acceleration,
             (y)Eare cumulative and not exclusive, and (z) shall be in addition to any other rights, powers or remedies provided by law or equity.

                      (b) Payments to Third Parties.  At its sole discretion and without any obligation to do so, Agent may pay any amount to any Person as Agent deems reasonably necessary to preserve the value of, avoid loss of or damage to, or prevent foreclosure, sale, or forfeiture of any of the Collateral, including bidding at or redeeming from any sale of Collateral; provided that Agent may make such payment no sooner than ten (10) calendar days before the date first set for the event which could result in such loss, damage, sale, foreclosure, or forfeiture; and provided further that Agent shall notify Borrower at least two (2) calendar days in advance of making such payment of its intent to make such payment, but such notice shall not obligate Agent to make such payment; and provided further, the failure of Agent to give such advance notice shall not impair Agent's ability to make such payment and the legal effect thereof with regard to such Person or the Collateral and Borrower's remedy with respect to breach of the foregoing proviso shall be limited to monetary damages. Any amounts paid or expended by Agent in connection herewith shall constitute Obligations which shall be payable on demand and which shall bear interest at the Default Rate from the date paid by Agent.

                      (c) Appointment of Receiver. After the occurrence of an Event of Default and delivery of a Notice of Acceleration, Agent may (but shall not be obligated to) seek to obtain the appointment of a receiver who shall be vested with any and all such powers and rights as Agent may request of the court, including the right
             (i)Eto sell the  Collateral at one or more private or public sales,
             (ii) to undertake cultivation, harvest, purchasing, processing, sales, collections, or other work in connection with any Collateral (or any portion thereof) in accordance with this Agreement and the other Loan Documents (or any other plan of cultivation, harvest, processing, preservation or maintenance approved by Agent and the receiver or the court), and (iii) to exercise any or all such rights, powers or privileges as Borrower or Agent might exercise on its own behalf.

                      10.3 Distribution and Application of Amounts Received After an Event of Default.

                              (a)  Distribution  of  Amounts  Received  After an
             Event of Default. Any amounts received by Agent on account of the Obligations after an Event of Default, whether from voluntary payment by Borrower, from a foreclosure sale, or from some other source shall be distributed as follows: First, Agent may, but shall not be obligated to, retain such amounts as are necessary to cover payment of any fees, costs, or expenses due to Agent. Second, amounts shall be distributed to Term Lenders and Revolving Lenders based on their Percentages of the Obligations until each Lender has received payment of all interest then due and owing to such Lender. Third, amounts shall be distributed to Term Lenders and Revolving Lenders as follows: (i) if the source of such amount was the sale or other disposition of a Fixed Asset, then such amount shall be distributed to Term Lenders based on their Percentages of the Term Loan until such time as the Obligations to the Term Lenders have been paid in full and any excess shall be distributed to Revolving Lenders based on their Percentages of the Revolving Loan, and (ii) if the source of such amount was from any source other than sale or other disposition of a Fixed Asset, then such amount shall be distributed to Revolving Lenders based on their Percentages of the Revolving Loan until such time as the Revolving Loan has been paid in full and, if any Letter of Credit Obligations remain outstanding, the Cash Collateral Account shall have been funded in an amount equal to the Letter of Credit Obligations, and any excess shall be distributed to Term Lenders based on their Percentages of the Term Loan. Notwithstanding the foregoing, if a payment made after an Event of Default is in an amount that would be sufficient to cure such Event of Default or is believed by Agent to be intended by Borrower to cure such Event of Default, then Agent may distribute the payment as necessary to permit cure of such an Event of Default.

                              (b) Determining the Source of Funds; Resolution of
             Dispute Over Source of Funds. In determining the source of funds used to make a payment, Agent shall make an initial determination and shall distribute such funds as are payable to each Lender in accordance with such determination. Within ten (10) days after making a distribution, Agent shall deliver to each Lender a report setting forth the basis for Agent's determination as to the source and allocation of funds. Agent's determination shall be final and conclusive to the extent described in the report delivered to each Lender unless any Lender shall deliver written notice to Agent and all other Lenders that it disputes such determination within thirty
             (30) days of Agent's delivery of the report referred to in the previous sentence. Following the delivery of such a notice, Agent and all Lenders shall negotiate in good faith to try and resolve the dispute. If the dispute cannot be resolved within thirty (30) days after delivery of the notice, then the dispute may be submitted by any Lender to arbitration. Arbitration shall be conducted by one arbitrator appointed in accordance with the Commercial Arbitration Rules of the American Arbitration
             Association then in effect. The arbitrator shall consider the dispute in San Francisco, California. The parties hereto agree that the decision of the arbitrator shall be final, conclusive, and binding upon the parties. In such arbitration, the Agent shall be neutral (although Pacific Coast may participate in its role as a Lender if it so chooses). The arbitrator shall not be authorized to award the fees, costs, or expenses incurred by a Lender against another Lender, although such fees, costs, and expenses may by charged by such Lender to the Borrower.

                              (c) Application of Payments.  Borrower irrevocably
             waives the right to direct the application of any and all payments at any time or times hereafter received by Agent or Lenders from or on behalf of Borrower, and Borrower irrevocably agrees that Agent and Lenders shall have the continuing exclusive right to apply any and all such payments against the then due and payable Obligations of Borrower as Agent and Lenders may deem advisable.

                              (d) Allocation of Payments among Lenders.  Amounts
             distributed by Agent to Term Lenders shall be allocated in accordance with each Term Lender's respective Percentage of the Term Loan. Amounts distributed by Agent to Revolving Lenders shall be allocated in accordance with each Revolving Lender's respective Percentage of the Revolving Loan. Amounts distributed by Agent to all Lenders shall be allocated in accordance with each Lender's respective Percentage of the Obligations. Notwithstanding the foregoing, if any Term Lender's or Revolving Lender's pro rata share of the aggregate outstanding principal amount of the Term Loan or the Revolving Loan or the Obligations is greater than such Lender's Percentage, then payments shall be allocated to such Lender until its pro rata share of the aggregate outstanding Term Loan, Revolving Loan or Obligations, as the case may be, is equal to such Lender's Percentage.

                      10.4 Waivers by Borrower. Except as otherwise provided for in this Agreement, Borrower waives (i) presentment, demand and protest and notice of presentment, dishonor, notice of intent to accelerate, notice of acceleration, protest, default, nonpayment, maturity, release, compromise, settlement, extension, or renewal of any or all commercial paper, accounts, contract rights, documents, instruments, chattel paper and guaranties at any time held by any Lender on which Borrower may in any way be liable and hereby ratifies and confirms whatever any Lender may do in this regard,
             (ii) all rights to notice and a hearing prior to any Lender's taking possession or control of, or to any Lender's replevy, attachment or levy upon, the Collateral or any bond or security which might be required by any court prior to allowing such Lender to exercise any of its remedies, and (iii) the benefit of all valuation, appraisal, and exemption laws.


                                                    ARTICLE XI.

                                                      AGENCY

                      11.1 Appointment. Each Lender hereby (a) irrevocably appoints Pacific Coast as the agent of such Lender under this Agreement and the other Loan Documents and as agent for the lending syndicate in the event any portion of the Revolving Loan or Term Loan is hereafter syndicated, and (b) irrevocably authorizes Agent to take such action on its behalf under the provisions of this Agreement and the other Loan Documents and to exercise such powers and perform such duties as are expressly delegated to Agent by the terms of this Agreement and the other Loan Documents, together with such other powers as are reasonably incidental thereto. Notwithstanding anything to the contrary herein, Agent shall have no duties, responsibilities, or fiduciary relationships with any Lender, except those expressly set forth in this Agreement and the other Loan Documents, and no implied covenants, responsibilities, duties, obligations, or liabilities shall be read into this Agreement or the other Loan Documents or otherwise exist against Agent.

                      11.2 Delegation of Duties. Agent may exercise any of its powers or execute any of its duties under this Agreement and the other Loan Documents by or through one or more agents or attorneys-in-fact and shall be entitled to take, and to rely on, advice of counsel concerning all matters pertaining to such rights and duties. Agent may utilize the services of such agents and attorneys-in-fact as Agent in its sole discretion reasonably determines, and all reasonable fees and expenses of such agents and attorneys-in-fact shall be paid by Borrower on demand. Agent shall not be responsible for the negligence or misconduct of any agents or attorneys-in-fact selected by Agent with reasonable care.

                      11.3 Limitation of Liability. Neither Agent nor its officers, directors, employees, agents, attorneys, or Affiliates shall be (a) liable for any waiver, consent, or approval given or any action taken or omitted to be given or taken by them or by such Person under or in connection with this Agreement or the other Loan Documents, or (b) responsible for the consequences of any oversight or error in judgment by them or such Person whatsoever, except for their or such Person's own gross negligence or willful misconduct. Agent shall not be responsible for (v) the execution, validity, enforceability, effectiveness, or genuineness of this Agreement or the other Loan Documents, (w) the collectibility of any amounts owing under this Agreement or the other Loan Documents, (x) the value, sufficiency, enforceability, or collectibility of any collateral security therefor, (y) the failure by Borrower to perform its obligations hereunder, or (z) the truth, accuracy, and completeness of the recitals, statements, representations, or warranties made by Borrower or any officer or agent thereof contained in this Agreement or the other Loan Documents or in any certificate, report, statement, or other document referred to or provided for in, or received by the Agent in connection with, this Agreement or the other Loan Documents.

                      11.4   Reliance  by  Agent.   Agent  shall  not  have  any
             obligation (a) to ascertain or to inquire as to the observance or performance of any of the conditions, covenants, or agreements in this Agreement or the other Loan Documents or in any document, instrument, or agreement at any time constituting, or intended to constitute, collateral security therefor, (b) to ascertain or inquire as to whether any notice, consent, waiver, or request delivered to it shall have been duly authorized or is genuine, accurate and complete, or (c) to inspect the properties, books, or records of Borrower. Agent shall be entitled to rely, and shall be fully protected in relying, (x) upon any note, writing, resolution, notice, consent, certificate, affidavit, letter, cablegram, telegram, telecopy, telex, teletype, or telephonic message, statement, order, or other document, instrument or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons, or (y) upon advice and statements of legal counsel (including counsel to Borrower), independent accountants, and other experts selected by Agent. Agent may deem and treat the Lenders party hereto or to any Assignment and Acceptance as a Lender for all purposes unless a written notice of the assignment, negotiation, or transfer thereof, in accordance with the provisions of this Agreement, shall have been delivered to Agent identifying the name of any successor or assignee Lender. Agent shall be entitled to fail or refuse, and shall be fully protected in failing or refusing, to take any action under this Agreement or the other Loan Documents unless (a) it first shall receive such advice or concurrence of the Lenders as it deems appropriate, or (b) it first shall be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. In all cases Agent shall be fully protected in acting, or in refraining from acting, under this Agreement or the other Loan Documents in accordance with a request of the Lenders, and such request and any action taken or failure to act pursuant thereto shall be binding upon all the Lenders and all future Lenders.

                      11.5 Notice of Default.  Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default unless Agent has received notice from a Lender or Borrower referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "Notice of Default." If Agent receives such a notice or if the officers of Agent administering the Revolving Loan and the Term Loan have actual knowledge of the occurrence of a Default or an Event of Default, Agent promptly shall give notice thereof to the Lenders. Agent shall take such action with respect to such Default or Event of Default (unless such Default or Event of Default is waived in accordance with the provisions of Section 13.1) as shall be directed by the Requisite Lenders; provided, that if the Requisite Lenders do not provide directions to Agent within a reasonable period of time after the occurrence of an Event of Default, then
             Agent shall notify Borrower that the Obligations have been accelerated and unless and until Agent shall have received such directions, Agent may (but shall not be obligated to) take such additional action, or refrain from taking such additional action, with respect to such Default or Event of Default as it deems advisable in the best interests of Lenders.

                      11.6  Non-Reliance  on Agent and the Other  Lenders.  Each
             Lender expressly acknowledges that neither Agent nor any of its officers, directors, employees, agents, attorneys, or Affiliates has made any representations or warranties to it. Agent shall have no obligation or liability to any of the Lenders regarding the creditworthiness or financial condition of Borrower. No act by Agent hereinafter taken, including any review of Borrower, shall be deemed to constitute any representation or warranty by Agent to any Lender. Each Lender represents to Agent that, independently and without reliance upon Agent or any other Lender and based on such documents and information as it has deemed appropriate, it has made its own appraisal of and investigation into the business, operations, property, financial, and other condition and creditworthiness of Borrower and has made its own decision to make its Revolving Advances, the Term Loan and to incur Letter of Credit Obligations hereunder and to enter into this Agreement. Each Lender also represents that, independently and without reliance upon Agent or any other Lender, and based on such documents and information as it deems appropriate at the time, it shall continue to make its own credit analysis, appraisals, and decisions in taking or not taking action under this Agreement and the other Loan Documents and to make such investigation as it deems necessary to inform itself as to the business, operations, property, financial and other condition, and creditworthiness of Borrower. Except for notices, reports and other documents expressly required to be furnished to Lenders by Agent hereunder, Agent shall have no obligation or liability to provide any Lender with any credit or other information concerning the business, operations, property, financial and other condition or creditworthiness of Borrower which may come into the possession of either of Agent or any of its officers, directors, employees, agents, attorneys-in-fact, or Affiliates.

                      11.7 Indemnification. Each of the Lenders shall indemnify, defend, and hold harmless Agent in its capacity as such (to the extent not reimbursed by Borrower and without limiting the obligation of Borrower to do so), ratably according to their respective Percentages, from and against any and all claims, demands, lawsuits, costs, expenses, fees, liabilities, obligations, losses, damages, actions, recoveries, judgments, suits, costs, expenses, or disbursements of any kind whatsoever, including interest, penalties, and reasonable attorneys' fees and costs, whether direct, indirect, consequential or incidental, which at any time (including at any time following the payment of the Revolving Notes and Term Notes and all other amounts payable hereunder or thereunder) may be imposed on, incurred by, or asserted against Agent in any way relating to, resulting from or arising out of this Agreement or the other Loan Documents, the transactions contemplated hereby or any action taken or omitted by the Agent under or in connection with any of the foregoing; provided, that no Lender shall be liable for the payment of any portion of such claims, demands, lawsuits, costs, expenses, fees, liabilities, obligations, losses, damages, actions, remedies, judgments, suits, costs, expenses, or disbursements to the extent such result from Agent's gross negligence or willful misconduct. The agreements in this Section 11.7 shall survive the payment of the Revolving Notes and all other amounts payable hereunder and thereunder and shall be in addition to and not in lieu of any other indemnification agreements set forth in the Loan Documents.

                      11.8 Payments. If, in the opinion of Agent, the distribution of any amount received by Agent in such capacity under this Agreement or the other Loan Documents might result in liability for Agent, Agent may refrain from making the distribution thereof until Agent's right to make such distribution shall have been adjudicated by a court of competent jurisdiction. If Agent so refrains from making any distribution, the amount thereof shall be held in an interest bearing account for the benefit of the Person or Persons ultimately determined to be entitled to such distribution. If a court of competent jurisdiction shall adjudge that any amount received from and distributed by Agent in such capacity as Agent is to be repaid, each Person to whom any such distribution shall have been made either (a) shall repay to Agent its proportionate share of the amount so adjudged to be repaid or
             (b) shall repay the same in such manner and to such Persons as shall be determined by such court.

                      11.9 Agent in Its  Individual  Capacity.  The Agent in its
             individual capacity, and its Affiliates, may make loans and other financial accommodations to, accept deposits from and generally engage in any kind of business with Borrower as though Agent was not the Agent hereunder, subject only to such restrictions as are generally applicable to all Lenders. With respect to the portion of the Revolving Loan and Term Loan made by it and the Letter of Credit Obligations incurred by it and its Revolving Note and Term Note, the Agent in its individual capacity shall have the same benefits, rights, powers, and privileges under this Agreement and the other Loan Documents as any Lender and may exercise the same as though it were not Agent, and the terms "Lender," "Lenders," "Revolving Lender," "Revolving Lenders," "Term Lender" and "Term Lenders" shall include the Agent in its individual capacity.

                      11.10 Successor  Agent.  Agent may resign as such upon ten
             (10) days' prior written notice to the Lenders or the Requisite Lenders may terminate Agent upon ten (10) days' written notice. If Agent shall resign or be terminated as such under this Agreement, then the Requisite Lenders shall appoint from among Lenders a successor agent for Lenders. Upon acceptance of its appointment as successor agent, (a) such successor agent shall succeed to the rights, powers, privileges, and duties of Agent, (b) the retiring Agent shall be discharged of all its obligations and liabilities in such capacity under this Agreement and the other Loan Documents,
             (c) the term "Agent" shall mean such successor agent effective upon its appointment, and (d) the retiring Agent's rights, powers, and duties as Agent shall be terminated, without any other or further act or deed on the part of such former Agent or any of the parties to this Agreement. After any retiring Agent's resignation or termination hereunder as Agent, the provisions of this Article XI shall continue to inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

                      11.11 Applicability of this Article to Borrower. Notwithstanding any other provision contained in this Article XI, the rights and obligations of Borrower under this Agreement shall not be affected by any provision otherwise included in this Article
             XI. The Borrower shall be permitted to rely on communications from Agent which it reasonably believes are made on behalf of Agent and, if specified therein, Lenders or the Requisite Lenders, and except as otherwise set forth specifically herein, all notices and payments to be made by Borrower hereunder shall be made to Agent. Further, if any Lender shall be in default hereunder, such default shall not affect the right and obligations of Borrower hereunder.

                      11.12 Agent's Authority To Equalize Percentages of Revolving Lenders. It is the intent of the Revolving Lenders that the risk exposure of each Revolving Lender with respect to the Revolving Loan and the Swingline Loan shall be equal to such Lender's Percentage. If an Event of Default shall occur and the principal balance of the Revolving Loan held by each Revolving
             Lender differs from such Revolving Lender's Percentage of the Revolving Loan (due to the fact that each Revolving Lender's
             Initial Percentage is different from each Revolving Lender's Percentage, due to a Revolving Lender's having failed to fund, or due to other reasons), Agent shall take such actions as Agent considers appropriate under the circumstances so that the principal balance of the Revolving Loan held by each Revolving Lender is equal to such Lender's Percentage of the Revolving Loan. To accomplish such equality, Agent may instruct one or more Revolving Lenders to wire transfer funds to one or more other Revolving Lenders and Revolving Lenders agree to comply with such instructions. In addition, Agent may take such other actions as are necessary to accomplish such equality.


                                                   ARTICLE XII.

                                          ASSIGNMENTS AND PARTICIPATIONS

                      12.1 Successors and Assigns.  This Agreement and the other
             Loan Documents shall be binding on and shall inure to the benefit of Borrower, Agent, Lenders and their respective successors and assigns, except as otherwise provided herein or therein. Borrower may not assign, transfer, hypothecate, or otherwise convey its rights, benefits, obligations, or duties hereunder or thereunder without the prior express written consent of Lenders. Any purported assignment, transfer, hypothecation, or other conveyance by Borrower without the prior express written consent of all of the Lenders shall be void. Neither Agent nor any of Lender may sell, assign, transfer, grant a participation in, or otherwise dispose of all or any portion of its interest in this Agreement, the Revolving Notes, the Term Notes or the other Loan Documents except as expressly provided herein.

                      12.2    Assignments.

                              (a)  Conditions  for  Assignment.  Each Lender may
             assign all or a portion of its right, title, and interest under this Agreement and the other Loan Documents (including all or a portion of the Revolving Loan or the Term Loan at the time owing to
             it) to one or more banks or other financial institutions; provided, that (a) the assignees shall execute and deliver to the Agent an "Assignment and Acceptance" in a form reasonably satisfactory to Agent, (b) Ea Lender may not assign any interest without the prior approval of Agent and Borrower, which approval shall not be unreasonably withheld, (c) the assignment shall be for an amount not less than the lesser of (i) all of such Lender's Revolving Advances, (ii) all of such Lender's Term Loan or (iii) Ten Million Seven Hundred Fourteen Thousand Three Hundred Dollars ($10,714,300), (d) after giving effect to such assignment, such Lender shall continue to hold an interest in the Revolving Loan or the Term Loan, as the case may be, of not less than Ten Million Seven Hundred Fourteen Thousand Three Hundred Dollars ($10,714,300) unless such assignment is an assignment of all of such Lender's interest, (e) Pacific Coast shall not assign any portion of the Term Loan held by it if as a result of such assignment the aggregate Percentage held by Pacific Coast (including that portion of the Term Loan participated by Pacific Coast to CoBank) shall be less than the amount necessary to constitute the Requisite Lenders with respect to the Term Loan, (f)EPacific Coast shall not assign any portion of the Revolving Loans held by it (except for participations granted by Pacific Coast to CoBank) if such assignment would cause the aggregate Percentage of the Revolving Loan held by Pacific Coast and CoBank to be less than thirty three and one-third percent (33 1/3%), and (g) Bank of America shall not assign any portion of the Revolving Loans held by it if such assignment would cause the aggregate Percentage of the Revolving Loan held by Bank of America to be less than thirty three and one-third percent (33 1/3%).

                              (b) Replacement of Transferor  Lender by Assignee.
             Upon the sale, assignment, transfer or other disposition (other than the sale of a participation) of any of a Lender's right, title, and interest under this Agreement and the other Loan Documents to any assignee in accordance with this Section 12.2, then upon the execution, delivery, and acceptance of the Assignment and Acceptance, from and after the effective date specified therein, (a) the transferor Lender no longer shall be a party to this Agreement and the other Loan Documents, or have the rights, benefits, and obligations under this Agreement or the other Loan Documents to the extent of the interest transferred (except for such rights, benefits, and obligations that such Lender would retain under this Agreement or the other Loan Documents upon payment in full of the Obligations) and (b) the assignee shall become a Lender, shall succeed to the rights and benefits and assume the obligations of such transferor Lender hereunder and thereunder to the extent of the interest transferred.

                              (c) Borrower's Cooperation. Borrower hereby agrees
             that it shall (i) execute and deliver, at the reasonable request of Agent, any amendment to any Loan Document to effectuate the provisions of this Section 12.2 and (ii) use reasonable efforts to assist and cooperate with each Lender in any manner reasonably requested by such Lender to effect the sale of participations in or assignments of any of the Loan Documents or of any portion thereof or interest therein, including assistance in the preparation of appropriate disclosure documents or placement memoranda and provision of complete and correct information describing Borrower and its affairs to potential participants and assignees. Borrower will not be obligated to incur or reimburse Lender for any direct out-of-pocket costs or expenses in connection with any such assignment, resale, syndication, or participation except for expenses incurred by Pacific Coast in selling participations on or about the Closing Date to CoBank, Agribank, FCB, and other entities that are part of the Farm Credit System, all of which shall be payable on the same terms and in the same manner as other expenses incurred by Pacific Coast.

                              (d) Pledge of Rights. Notwithstanding any other provision in this Agreement, any Lender may at any time create a security interest in, or pledge, all or any portion of its rights under and interest in this Agreement in favor of any entity to which all loans of this type are secured or pledged, including any Federal Reserve Bank in accordance with Regulation A of the Federal Reserve Board or U.S. Treasury Regulation 31 CFR ss.E203.14, and such entity or Federal Reserve Bank may enforce such pledge or security interest in any manner permitted under applicable law.

                      12.3 Participations. Any Lender may grant one or more participations in its interest in the Revolving Loan and Term Loan; provided, that (a) such Lender shall remain a "Lender" for all purposes under this Agreement and such Lender shall not be relieved of any of its duties under this Agreement, (b) any such grant of a participation will be made in compliance with all applicable state or federal laws, rules, and regulations, and (c)Ethe participation shall be for an amount not less than Five Million Dollars ($5,000,000), (d) after giving effect to such participation, such Lender shall continue to hold an interest in the Revolving Loan or the Term Loan, as the case may be, of not less than Five Million Dollars ($5,000,000), and (e) except for the participation being granted by Pacific Coast to CoBank which shall not be subject to any restrictions, no Lender shall grant any participation under which the participant shall have rights to approve any amendment to, waiver of, or consent under this Agreement or the Loan Documents, except for those that require approval of all Lenders as provided in Section 13.1. Except for CoBank which is a Lender and shall have all of the rights of a Lender, the participant shall not have any rights under this Agreement or any of the other Loan Documents entered into in connection herewith (the participant's right against such Lender in respect of such participation to be those set forth in the participation or other agreement executed by such Lender and the participant relating thereto) and all amounts payable to any Lender hereunder shall be determined as if such Lender had not sold such participation. In no event shall any participant grant a participation in its participation interest in a Revolving Advance or in the Term Loan without the prior written consent of Agent.

                      12.4 Disclosure. In connection with any assignments, participations, or offers therefor pursuant to this Article XII, each Lender shall be entitled to provide to any assignee or participant or prospective assignee or participant such information pertaining to Borrower as such Lender may deem appropriate or such assignee or participant or prospective assignee or participant may request; provided, that such assignee or participant or prospective assignee or participant shall agree (a) to treat in confidence such information, (b) not to disclose such information to any third party, and (c) not to make use of such information for purposes of transactions other than contemplated by such assignment or participation.


                                                   ARTICLE XIII.

                                                   MISCELLANEOUS

                      13.1 Complete  Agreement;  Modification of Agreement.  The
             Loan Documents constitute the complete agreement between the parties with respect to the subject matter hereof and may not be modified, altered, or amended except by an agreement in writing signed by Borrower and the Requisite Lenders, except as provided below. No amendment or waiver of any provision of this Agreement or any Loan Document, nor consent to any departure by Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by the Requisite Lenders; provided, that to the extent such amendment, consent, or waiver would do any of the following, it shall not be effective unless signed by all of the
             Lenders: (i) extend the final maturity date for payment of the Revolving Loan or the Term Loan or the due date for any installment payment of principal with respect to the Term Loan; (ii) reduce the interest rate or extend the time of payment of interest (other than interest payable in connection with mandatory prepayments under
             Section 2.3) or Fees payable under this Agreement or reduce the amount of principal or Fees payable under this Agreement; (iii) change the amount of the Maximum Revolving Loan; (iv) change the definitions of Borrowing Base or Fixed Assets (or any defined term used therein) or make any change in Sections 2.3 or 10.3; (v) release all or a substantial portion of the Collateral; (vi) change the definition of "Requisite Lenders" or change this Section 13.1;
             (vii) subordinate the priority of any lien or security interest covering a material portion of collateral; (viii) make a material change in any indemnity provided to any Lender; and (ix) increase the interest rate or fees under, accelerate the payment of any portion of, or modify or waive the subordination provisions with respect to, the Subordinated Debt. Notwithstanding the foregoing,
             (i) any amendment that would result in a change in the duties, rights, or obligations of Agent shall not be effective unless signed by Agent, and (ii) any provision of this Agreement setting forth rights and duties of Lenders vis-a-vis each other or the rights and duties of Lenders vis-a-vis Agent may be modified by Lenders and Agent without the consent of Borrower.

                      13.2 Fees and Expenses. Borrower shall reimburse Agent and
             Lenders (but in the case of Lenders, except for clauses (a) and (b) below, only to the extent such are incurred after the occurrence of a Default or Event of Default) for all reasonable fees, costs, and expenses incurred in connection with:

                              (a) the  preparation  and  negotiation of the Loan
             Documents (including the reasonable fees and expenses of internal counsel and, with respect to Bank of America, the cost of conducting a pre-closing audit of Borrower, and, with respect to Agent only, appraisers and consultants, retained in connection with the Loan Documents and the transactions contemplated thereby and advice in connection therewith); or

                              (b)          any amendment, modification, or
           waiver of, or consent with
             respect to, any of the Loan Documents; or

                              (c) in the  case of  Agent  only,  any  advice  in
             connection with the administration of the Revolving Loan, the Term Loan, this Agreement, any Loan Document, or the Collateral, or the performance of Agent's duties under the Loan Documents; or

                              (d) any litigation, contest, dispute, suit, proceeding, or action (whether instituted by any Lender, Borrower or any other Person) in any way relating to the Collateral, any of the Loan Documents or any other agreements to be executed or delivered in connection therewith or herewith, including any litigation, contest, dispute, suit, case, proceeding or action, and any appeal or review thereof, in connection with a case commenced by or against Borrower or any other Person that may be obligated to any Lender by virtue of this Agreement, or the other Loan Documents, under the Bankruptcy Code, or any other applicable federal, state or foreign bankruptcy or other similar law (including the seeking of relief from the automatic stay or proposal of opposition to a plan of reorganization); or

                              (e) any  attempt to enforce any rights of Agent or
             any Lender against Borrower or any other Person that may be obligated to any Lender by virtue of any of the Loan Documents; or

                              (f) any attempt to (i) monitor the Revolving  Loan
             or Term Loan, (ii) evaluate, observe, assess Borrower or its affairs, and (iii) verify, protect, evaluate, assess, appraise, collect, sell, liquidate or otherwise dispose of the Collateral, including environmental and field inspections; then, in any such event, the reasonable attorneys' and other professional and service providers' fees (including internally-allocated costs of in-house counsel) arising from such services, including those of any appellate proceedings, and all expenses, costs, charges, and other fees incurred by such counsel and others in any way or respect arising in connection with or relating to any of the events or actions described in this Section 13.2, shall be payable, on demand, by Borrower to Agent and shall be additional Obligations secured under this Agreement and the other Loan Documents by all of the Collateral. Without limiting the generality of the foregoing, such expenses, costs, charges and fees may include: paralegal fees, costs and expenses; accountants', environmental advisors', appraisers' and investment bankers' fees, costs and expenses; management and other consultants' fees, costs and expenses; court costs and expenses; photocopying and duplicating expenses; court reporter fees, costs and expenses; long distance telephone charges; air express charges; telegram charges; secretarial overtime charges; and expenses for travel, lodging and food paid or incurred in connection with the performance of such legal or other advisory services.

                      13.3    Access and Annual Audit.

                              (a) Access. Borrower shall provide access to Agent
             (and if requested by Agent, to any Lender as well) and any of its officers, employees, and agents, or cause to be provided access to Agent and any of its officers, employees and/or agents, exercisable as frequently as Agent reasonably determines to be appropriate, upon reasonable advance notice (unless an Event of Default shall have occurred and be continuing, in which event no notice shall be required and Agent shall have access at any and all times), during normal business hours (or at such other times as may reasonably be requested by Agent), to inspect the properties and facilities of Borrower and to inspect, audit, and make extracts from all of Borrower's records, files, and books of account. Borrower shall make available to Agent and its counsel, as quickly as practicable under the circumstances, originals or copies of all books, records, board minutes, contracts, insurance policies, environmental audits, business plans, files, financial statements (actual and pro forma), filings with federal, state and local regulatory agencies, and other instruments and documents which Agent may request. Borrower shall deliver any document or instrument reasonably necessary for Agent, as it may from time to time request, to obtain records from any service bureau maintaining records for Borrower, and shall maintain duplicate records or supporting documentation on media, including computer tapes and discs owned by Borrower. Prior to the occurrence of a Default or Event of Default, upon the request of Agent and approval of such request by Borrower, which approval shall not unreasonably be withheld, Borrower shall instruct any banking or other financial institution to make available to Agent such information and records as Agent may reasonably request. Following the occurrence of a Default or Event of Default, Borrower shall instruct all of its banking and other financial institutions to make available to Agent such information and records as Agent may reasonably request. Without limiting the generality of the foregoing, Borrower will permit Agent and/or any industry consultant acceptable to Agent to inspect, review and evaluate Borrower's wine inventory, at Borrower's locations and at premises not owned by or leased to Borrower upon request by Agent.

                              (b) Annual Audit.  Borrower  shall  cooperate with
             Agent in Agent's performance of an annual audit concerning Borrower's business. In addition to other Fees payable to Agent hereunder, Borrower shall reimburse Agent for the cost of performing such audit (which may included internally-allocated costs of Agent or any Lender) in an amount not to exceed Twenty Thousand Dollars ($20,000) per audit. In conducting such audit, Agent may utilize the services of and be accompanied by one or more Lenders.

                      13.4    Set-off; Sharing; Limitation on Swap Lender.

                              (a) Setoff. In addition to any rights and remedies
             of Agent and any Lender provided by law, each Lender shall have a security interest in any and all deposits of Borrower (general or special, time or demand, provisional or final) at any time held by any Lender which security interest shall secure the Obligations. Upon the occurrence and during the continuance of an Event of Default, provided that it has first received the written consent of Agent, without prior notice to Borrower (any such notice being specifically waived by Borrower to the fullest extent permitted by applicable law), each Lender may set off and apply against any Obligations, whether matured or unmatured, of Borrower to such Lender, any amount owing from the Lender to Borrower. No Lender shall exercise any right of set-off it may have against any Borrower or any Guarantor in connection with the Obligations without the prior written consent of Agent or as provided in
             Section 13.4(d). Each Lender promptly shall notify Borrower and Agent after any such setoff and application made by any such Lender; provided, that failure to give such notice shall not affect the validity of such setoff and application.

                              (b) Sharing. Each Lender agrees that to the extent
             that it shall receive or shall have received or collected, in respect of any of the Obligations (other than the Swap Lender in respect of the Swap Loss Obligations prior to the Swap Loss Adjustment Date), any payment or distribution of any cash or other property of Borrower or any Guarantor at any time, including by payment or distribution from Borrower or any Guarantor, by exercise of any right of set-off or counterclaim, by liquidation of
             Collateral, as a distribution in a bankruptcy, insolvency, or similar proceeding or otherwise, and any such payment or distribution results in such Lender's receiving or having received more than it would otherwise be entitled to receive under this Agreement such Lender shall promptly deliver the same to Agent in cash or the form received (except for the endorsement or the assignment of or by such Lender where necessary), and Agent shall promptly distribute the same to all Lenders in the same manner as if it were a payment to be distributed pursuant to this Agreement, and until so delivered, the same shall be held in trust by such Lender as property of all Lenders.

                              (c) Returned Payments.  Each Lender agrees that to
             the extent that any payment or other transfer made under this Agreement on account of the principal portion of any Obligations (other than the Swap Lender in respect of the Swap Loss Obligations prior to the Swap Loss Adjustment Date) shall be recovered (a "Returned Payment") from any Lender pursuant to any preference, fraudulent transfer, or similar provision under any bankruptcy, insolvency, or similar law or otherwise, each other Lender shall purchase from such Lender a participation in its Percentage of such Returned Payment. To the extent that any Lender is required by the provisions of this Section 13.4(c) to purchase a participation from one or more other Lenders, such purchase shall be effected by (i) Ethe payment to Agent by the Lender making such purchase of the amount required to be paid, and (ii) Agent's distribution of the amount or amounts required to be paid to the respective Lender or Lenders from whom such purchase is required to be made. Borrower agrees, to the fullest extent it may effectively do so under applicable law, that any holder of a participation in any Obligations, whether or not acquired pursuant to the foregoing arrangements, may exercise any rights of set-off or counterclaim and other rights with respect to such participation as fully as if such holder of a participation were a direct creditor of Borrower in the amount of such participation.

                              (d) Special  Provisions  Regarding  Swap  Lender's
             Exercise of Rights Under Swap Agreement. If Borrower shall default in its obligations to the Swap Lender under the Swap Agreement, the Swap Lender may exercise such rights and remedies as are available to it under the Swap Agreement; provided that (i) the Swap Lender shall not obtain a judgment against Borrower with respect to any Swap Loss Obligations, and (ii) the Swap Lender shall not exercise any rights of set off against Borrower with respect to any Swap Loss Obligations. Nothwithstanding the foregoing, the Swap Lender may (x) enforce the arbitration provision, if any, of the Swap Agreement to establish the amount of the Final Swap Loss Obligations so long as no judgment is entered with respect to such determination, and (y) exercise rights of set off with respect to Swap Loss Obligations, but only as permitted under Section 13.4(a) or if the Swap Lender has provided to Agent and Lenders an indemnity, in form and substance satisfactory to Agent, from all losses or damages caused to Agent and Lenders arising out of such exercise of setoff rights.

                      13.5 No Waiver by Agent or  Lenders.  Agent's or  Lenders'
             failure, at any time or times, to require strict performance by Borrower of any provision of this Agreement and any of the other Loan Documents shall not waive, affect, or diminish any right of Agent or Lenders thereafter to demand strict compliance and performance therewith. Any suspension or waiver by Agent or Lenders of an Event of Default by Borrower under the Loan Documents shall not suspend, waive, or affect any other Event of Default by Borrower under this Agreement and any of the other Loan Documents whether the same is prior or subsequent thereto and whether of the same or of a different type. None of the undertakings, agreements, warranties, covenants, and representations of Borrower contained in this Agreement or any of the other Loan Documents and no Default or Event of Default by Borrower under this Agreement and no defaults by Borrower under any of the other Loan Documents shall be deemed to have been suspended or waived by Agent or Lenders, unless such suspension or waiver is by an instrument in writing signed by an officer of Agent or Lenders, as the case may be, and directed to Borrower specifying such suspension or waiver.

                      13.6 Remedies. Agents and Lenders' rights and remedies under this Agreement shall be cumulative and nonexclusive of any other rights and remedies which Agent or any Lender may have under any other agreement, including the Loan Documents, by operation of law or otherwise. Recourse to the Collateral shall not be required.

                      13.7 Severability.  Wherever  possible,  each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.

                      13.8 Parties.  This Agreement and the other Loan Documents shall be binding upon, and inure to the benefit of, the successors of Borrower, each Lender and the assigns, transferees and endorsees of each Lender.

                      13.9 Conflict of Terms. Except as otherwise provided in this Agreement or any of the other Loan Documents by specific reference to the applicable provisions of this Agreement, if any provision contained in this Agreement is in conflict with, or inconsistent with, any provision in any of the other Loan Documents, the provision contained in this Agreement shall govern and control.

                      13.10 Authorized Signature. Unless Agent shall be notified by Borrower the contrary, the signature upon any document or instrument delivered pursuant hereto by any officer or Authorized Financial Representative of Borrower shall bind Borrower and be deemed to be the act of Borrower affixed pursuant to and in accordance with resolutions duly adopted by Borrower's Board of Directors.

                      13.11 GOVERNING LAW. EXCEPT AS OTHERWISE EXPRESSLY PROVIDED IN ANY OF THE LOAN DOCUMENTS AND EXCEPT FOR MATTERS
             ARISING UNDER THE SWAP AGREEMENT BETWEEN BORROWER AND THE SWAP LENDER, IN ALL RESPECTS, INCLUDING ALL MATTERS OF CONSTRUCTION, VALIDITY AND PERFORMANCE, THIS AGREEMENT AND THE OBLIGATIONS ARISING HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF CALIFORNIA APPLICABLE TO CONTRACTS MADE AND PERFORMED IN SUCH STATE, WITHOUT REGARD TO THE PRINCIPLES THEREOF REGARDING CONFLICT OF LAWS, AND ANY APPLICABLE LAWS OF THE UNITED STATES OF AMERICA. BORROWER HEREBY CONSENTS AND AGREES THAT THE SUPERIOR COURTS OF SAN FRANCISCO COUNTY, CALIFORNIA, OR, AT AGENT'S OPTION, THE UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF CALIFORNIA, SHALL HAVE NON-EXCLUSIVE JURISDICTION TO HEAR AND DETERMINE ANY CLAIMS OR DISPUTES BETWEEN BORROWER AND LENDERS PERTAINING TO THIS AGREEMENT OR TO ANY MATTER ARISING OUT OF OR RELATED TO THIS AGREEMENT. BORROWER EXPRESSLY SUBMITS AND CONSENTS IN ADVANCE TO SUCH JURISDICTION IN ANY ACTION OR SUIT COMMENCED IN ANY SUCH COURT, AND BORROWER HEREBY WAIVES ANY OBJECTION WHICH BORROWER MAY HAVE BASED UPON LACK OF PERSONAL JURISDICTION, IMPROPER VENUE OR FORUM NON CONVENIENS AND HEREBY CONSENTS TO THE GRANTING FOR SUCH LEGAL OR EQUITABLE RELIEF AS IS DEEMED APPROPRIATE BY SUCH COURT. BORROWER HEREBY WAIVES PERSONAL SERVICE OF THE SUMMONS, COMPLAINT, AND OTHER PROCESS ISSUED IN ANY SUCH ACTION OR SUIT AND AGREES THAT SERVICE OF SUCH SUMMONS, COMPLAINT AND OTHER PROCESS MAY BE MADE BY REGISTERED OR CERTIFIED MAIL ADDRESSED TO BORROWER AT THE ADDRESS SET FORTH IN SECTION 13.12 OF THIS AGREEMENT AND THAT SERVICE SO MADE SHALL BE DEEMED COMPLETED UPON THE EARLIER OF BORROWER'S ACTUAL RECEIPT THEREOF OR THREE (3) DAYS AFTER DEPOSIT IN THE U.S. MAILS, PROPER POSTAGE PREPAID. NOTHING IN THIS AGREEMENT SHALL BE DEEMED OR OPERATE TO PRECLUDE ANY LENDER OR BORROWER FROM BRINGING SUIT OR TAKING OTHER LEGAL ACTION IN ANY OTHER JURISDICTION.

                      13.12 Notices. Except as otherwise provided herein, whenever it is provided herein that any notice, demand, request, consent, approval, declaration, or other communication shall or may be given or delivered to or served upon any of the parties by another, or whenever any of the parties desires to give or deliver or serve upon another any communication with respect to this Agreement, each such notice, demand, request, consent, approval, declaration, or other communication shall be in writing, shall be addressed to the addresses set forth below, or such other or additional address as the parties may notify each other of in writing, and shall be deemed to have been sent, delivered, or given and received upon the earlier of: (a) if by facsimile, upon transmission if transmission occurs between 8:00 a.m. and 5:00 p.m. on any Business Day; (b) if by Federal Express or other overnight or one-day mail or delivery service, on the next Business Day following deposit with such delivery service; (c) if by personal delivery, upon completion of delivery; or (d) if by mail, three (3) Business Days after deposit in the U.S. Mail, first class, postage prepaid :

                                (a)    If to Pacific Coast, as a Lender or as
                                        Agent, at:
                                       Pacific Coast Farm Credit Services
                                       5560 South Broadway
                                       Eureka, California  95503
                                       Attention:  Mr. Sean P. O'Day
                                       Facsimile:  (707) 442-1268

                                       Pacific Coast Farm Credit Services
                                       595 Arthur Road
                                       Watsonville, California  95077
                                       Attention:  Mr. James G. Cooper
                                       Facsimile:  (408) 761-8695

                                       Pacific Coast Farm Credit Services
                                       8471 Brooks Road
                                       Windsor, California  94592
                                       Attention:  Account Executive for
                                         Beringer Wine Estates Company
                                       Facsimile:  (707) 838-3456

                                       With copies to:

                                       Murphy, Weir & Butler
                                       101 California Street, 39th Floor
                                       San Francisco, California  94111
                                       Attention:  Randy Rogers, Esq.
                                       Facsimile:  (415) 421-7879

                                (b) If to CoBank:

                                       CoBank
                                       P.O. Box 5110
                                       Denver, Colorado 80217
                                       Attention:  Mr. Bill Wilson
                                       Facsimile:  (303) 694-5830

                                (c)    If to Bank of America, at

                                       Bank of America NT&SA
                                       Santa Rosa Commercial Banking Group 1498
                                       10 Santa Rosa Avenue
                                       Santa Rosa, California 95404
                                       Attention:  Mr. David M. Meddaugh
                                       Facsimile:  (707) 525-2287

                                (d) If to GE Capital, at:

                                       General Electric Capital Corporation
                                       10 South LaSalle St., Suite 2700
                                       Chicago, Illinois 60603
                                       Attention:  Ms. Heidi Holverson
                                       Facsimile:  (312) 419-5977

                                       With copies to:

                                       General Electric Capital Corporation
                                       201 High Ridge Road
                                       Stamford, CT 06927-5100
                                       Attention:  John A. Sirico, Esq.
                                       Facsimile:  (203) 316-7889

                                (e) If to Rabobank, at:

                                       Rabobank Nederland
                                       245 Park Avenue
                                       New York, New York  10167
                                       Attention:  Corporate Services
                                       Facsimile:  (212) 916-7880

                                       With copies to:

                                       Rabobank Nederland
                                       4 Embarcadero Center, Suite 3200
                                       San Francisco, California  94111
                                       Attention:  Ms. Jessalyn W. Peters
                                       Facsimile:  (415) 986-8349

                                (f) If to Bank of Boston, at:

                                       BankBoston, N.A.
                                       100 Federal Street
                                       Mail Stop 01-09-01
                                       Boston, MA 02106
                                       Attention:  Ms. Diane Exter
                                        and Ms. Linda Alto
                                       Facsimile:  (617) 434-4929

                                (g) If to Borrower, at:

                                       Beringer Wine Estates Company
                                       1000 Pratt Avenue
                                       P.O. Box 111
                                       St. Helena, California  94574
                                       Attention:  Walter T. Klenz, President
                                       Facsimile:  (707) 963-7248

                                       With copies to:

                                       Texas Pacific Group
                                       201 Main Street, No. 2420
                                       Fort Worth, Texas 76102
                                       Attention:  James J. O'Brien
                                       Facsimile:  (817) 871-4010

                                       Texas Pacific Group
                                       345 California Street, Suite 3300
                                       San Francisco, California  94104
                                       Attention:  James G. Coulter
                                       Facsimile:  (415) 743-1501

                                       and

                                       Pillsbury Madison & Sutro LLP
                                       235 Montgomery Street, Suite 1653
                                       San Francisco, California 94104
                                       Attention:  James Brown, Esq.
                                       Facsimile:  (415) 983-1200

             or at such other address as may be substituted by notice given as herein provided. The giving of any notice required hereunder may be waived in writing by the party entitled to receive such notice. Failure or delay in delivering copies of any notice, demand, request, consent, approval, declaration, or other communication to the persons designated above to receive copies shall in no way adversely affect the effectiveness of such notice, demand, request, consent, approval, declaration, or other communication.

                      13.13 Survival. The representations and warranties of Borrower in this Agreement shall survive the execution, delivery and acceptance hereof by the parties hereto and the closing of the transactions described herein or related hereto.

                      13.14 Section Titles. The Section titles and Table of Contents contained in this Agreement are and shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreement between the parties hereto.

                      13.15 Counterparts.  This Agreement may be executed in any number of separate counterparts, each of which shall be deemed an original, but all such counterparts together shall constitute one and the same instrument.

                      13.16 Performance Always Due on Business Day. To the extent that any date under this Agreement is not a Business Day, then the payment or performance due on such day shall be due on the next Business Day.

                      13.17 MUTUAL WAIVER OF JURY TRIAL. BECAUSE DISPUTES ARISING IN CONNECTION WITH COMPLEX FINANCIAL TRANSACTIONS ARE MOST QUICKLY AND ECONOMICALLY RESOLVED BY AN EXPERIENCED AND EXPERT PERSON AND THE PARTIES WISH APPLICABLE STATE AND FEDERAL LAWS TO APPLY (RATHER THAN ARBITRATION RULES), THE PARTIES DESIRE THAT THEIR DISPUTES BE RESOLVED BY A JUDGE APPLYING SUCH APPLICABLE LAWS. THEREFORE, TO ACHIEVE THE BEST COMBINATION OF THE BENEFITS OF THE JUDICIAL SYSTEM AND OF ARBITRATION, THE PARTIES HERETO WAIVE ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT, OR PROCEEDING BROUGHT TO ENFORCE OR DEFEND ANY RIGHTS OR REMEDIES UNDER THIS AGREEMENT OR ANY OF THE OTHER LOAN DOCUMENTS.

                      13.18     Revival of Obligations.

                      (a) Revival of  Obligations.  If any  payment  received by
             Agent or Lenders from any source on account of the Obligations (other than Swap Loss Obligations prior to the Swap Loss Adjustment
             Date), or any portion of Agent's or any Lender's interest in any Collateral which has been applied by Agent or Lender in satisfaction of any Obligations (a "Contested Payment"), is (before or after the Revolving Loan Maturity Date or the Term Loan Maturity Date and regardless of whether payment has been made hereunder) held to be invalid, set aside, void or avoidable, or subject to any setoff, recoupment, or counterclaim, due to any cause of action asserted by Borrower or Borrower's creditors or trustee in bankruptcy for any reason, including preference, fraudulent conveyance, breach of contract, or tort, or any portion of such Contested Payment is rescinded, returned, assigned, or reconveyed by Agent or any Lender due to any such holding, then the Obligations shall be revived, and continued in effect without reduction or discharge for the Contested Payment to the extent of such rescission, return, assignment, or reconveyance by Agent or Lender, until payment in full of the Obligations.

                      (b) Contested Payments. The determination whether any Contested Payment is or should be rescinded, returned, assigned, or reconveyed shall be made by Agent and Lenders in their sole discretion, provided, that if Agent and Lenders choose not to contest any such rescission, return, assignment, or reconveyance, Agent shall so notify Borrower in writing and any guarantor of the Obligations (but only such obligors as are not then a debtor under any case under the Bankruptcy Code) and such obligor may, in its sole discretion, accept tender of defense of such rescission, return, assignment, or reconveyance, upon the following terms and conditions:

                                (i) within  thirty  (30) days  after  receipt of
             such notice from Agent, the obligor shall notify Agent in writing of acceptance of tender of defense of such rescission, return, assignment, or reconveyance (upon such notice to Agent, the obligor shall become a "Contesting Obligor");

                                (ii) the Contesting  Obligor  shall,  at its own
             cost, expense, and risk, institute and diligently prosecute any legal action or proceeding as may be necessary to contest such rescission, return, assignment, or reconveyance, and shall pay and or satisfy any money judgment that may be entered against Agent or Lenders in connection therewith;

                                (iii) the Contesting Obligor shall indemnify and
             hold Agent and Lenders harmless from and against all costs and expenses, including reasonable fees and expenses of attorneys, accountants, appraisers, and other professionals which are expended or incurred by Agent in connection with such contest, including in any litigation with respect thereto; and

                                (iv) the Contesting  Obligor shall provide Agent
             with adequate assurance of its financial and legal ability to perform under this Section 13.18(b).

             If no obligor timely accepts tender of defense as a Contesting Obligor, or upon the failure of any of the other terms and conditions set forth above, Agent and Lenders may, in their sole discretion, rescind, return, assign, or reconvey such Contested Payment. Any rescission, return, assignment, or reconveyance by Agent or Lenders whether or not in connection with any action, proceeding, settlement, or determination pursuant to this Section 13.18(b) shall cause the Obligations to be revived as provided by
             Section 13.18(a).

                      13.19 Time of the Essence. Time is of the essence in every provision of this Agreement.

                      13.20 No Third Party Beneficiaries. This Agreement is made and entered into for the sole protection and benefit of the parties hereto and their respective permitted successors and assigns, and no other Person shall be a third party beneficiary of, or have any direct or indirect cause of action or claim in connection with, this Agreement or any other Loan Document.

                      13.21  Payments  in  Immediately   Available   Funds.  All
             payments required to made under this Agreement shall be made in immediately available funds.

                      13.22 Waivers of Events of Default. If an Event of Default
             has been waived by Lenders in accordance with the provisions of this Agreement, then such Event of Default shall no longer continue as an Event of Default.


                                 [REMAINDER OF THIS PAGE INTENTIONALLY LEFT
                                    BLANK]

                                IN WITNESS WHEREOF, this Agreement has been duly
             executed as of the date first written above.

                                  BERINGER WINE ESTATES COMPANY, formerly
                                  known as Wine World Estates Company,
                                   as Borrower

                                  By:_____________________________
                                  Name:___________________________
                                  Title:__________________________


                                      PACIFIC COAST FARM CREDIT SERVICES, ACA, as a Lender and as Agent

                                       By:______________________________
                                       Name:____________________________
                                       Title:___________________________


                                       CoBANK, ACB
                                       as a Lender

                                       By:______________________________
                                       Name:____________________________
                                       Title:___________________________


                                       BANK OF AMERICA NT&SA,
                                       as a Lender

                                       By:______________________________
                                       Name:____________________________
                                       Title:___________________________


                                       GENERAL ELECTRIC CAPITAL CORPORATION,
                                       as a Lender

                                       By:______________________________
                                       Name:____________________________
                                       Title:___________________________


                                     [SIGNATURES CONTINUED ON FOLLOWING PAGE]

                                        COOPERATIEVE CENTRALE
                                        RAIFFEISEN-BOERENLEENBANK B.A., RABOBANK
                                        NEDERLAND, NEW YORK BRANCH, as a Lender

                                        By:______________________________
                                        Name:____________________________
                                        Title:___________________________

                                        By:______________________________
                                        Name:____________________________
                                        Title:___________________________


                                        BANKBOSTON, N.A.
                                        as a Lender

                                        By:______________________________
                                        Name:____________________________
                                        Title:___________________________