Form 10-Q/A
period 1997-09-30
BERINGER WINE ESTATES HOLDINGS INC
filed 1997-12-11
CIK 1041891

FORM 10-Q/A

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

                                                           (707) 963-7115
                             (Registrant's telephone number including area code)

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

Title                                                        Outstanding

Class A Common Stock 1,416,962 shares at November 3, 1997 Class B Common Stock 17,338,946 shares at November 3, 1997.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Beringer Wine Estates Holdings, Inc.

Date:December 10, 1997                  By:___Peter F. Scott____________
                                          Peter F. Scott, Senior Vice President,
                                             Finance and Operations and CFO