Form 10-Q
period 1997-12-31
BERINGER WINE ESTATES HOLDINGS INC
filed 1998-02-13
CIK 1041891

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                Outstanding

Class A Common Stock                      1,416,962 shares at February 7, 1998.
Class B Common Stock                     17,338,946 shares at February 7, 1998.

                                      INDEX

PART 1: FINANCIAL INFORMATION                                               Page

Item 1 Financial Statements - Unaudited                                        2

         Consolidated Balance Sheets - December 31, 1997 and                   2
         June 30, 1997

         Consolidated Statements of Operations - three and six                 3
         month periods ended December 31, 1997

         Consolidated Statements of Cash flows - three and six                 4
         month periods ended December 31, 1997

         Notes to Financial Statements                                         5

Item 2  Management's discussion and analysis of financial condition            7
         And results of operations

PART II:  OTHER INFORMATION

Item 5  Other Information                                                     20

Item 6  Exhibits and Reports on Form 8-K                                      20

         Signatures                                                           21

Part I.  Financial Information

Item 1.  Financial Statements

         Item 1.  Financial Statements

Consolidated Balance Sheets
(in thousands, except share and per share data)
                                                                              December 31, 1997     June 30, 1997
                                                                         (unaudited)
Assets
Current Assets:
 Cash                                                                                        19               115
 Accounts receivable-trade, net of allowance of $266 and $251                            37,046            28,226
  Inventories                                                                           258,561           214,097
  Prepaids and other current assets                                                       3,403             5,024
                                                                                ---------------------------------
    Total current assets                                                                299,029           247,462


Property, plant and equipment, net of accumulated depreciation
of $18,702 and $13,197                                                                  223,710           212,378
Investments                                                                                 238               267
Other assets, net                                                                         7,404             7,077
                                                                                ----------------------------------
    Total Assets                                                                        530,381           467,184

                                                                                ==================================

Liabilities, Redeemable Preferred Stock, Preferred and
Common Stock and Other Stockholders Equity
Current Liablities

  Accounts payable-trade                                                                 32,881            10,114
  Book overdraft liability                                                                2,386             2,001
  Accrued trade discounts                                                                 6,029             2,461
  Accrued payroll, bonuses and benefits                                                   4,905             3,661
  Accrued interest                                                                        4,718             5,998
  Other accrued expenses                                                                  4,937             5,698
  Income taxes payable                                                                    1,335
                                                                                                                -
  Deferred tax liabilities                                                                  849             4,104
  Current portion of long-term debt                                                       7,076             3,714
                                                                                ---------------------------------
    Total current liabilities                                                            65,116            37,751
Line of credit                                                                           85,500           104,000
Long-term debt, less current portion                                                    169,980           211,398
Deferred tax liabilities                                                                 31,069            29,368
Other liabilities                                                                         5,333             6,333
                                                                                ---------------------------------
    Total liabilities                                                                   356,998           388,850


Redeemable preferred stock:
  Redeemable Series A Preferred Stock, $0.01 par value;
  stated at redemption value at June 30, 1997, less non-accreted discount of $2,623,000 including cumulative dividends in arrears;
  2,000,000 shares authorized; 369,640 shares issued and
  outstanding at June 30, 1997                                                              -              34,341

                                                                                -----------------------------------

Preferred and Common stock and other stockholders' equity:
  Preferred Stock, 5,000,000 shares authorized at December 31, 1997
                                                                                              -                 -
  Class A Common Stock, $0.01 par value; 2,000,000 shares
  authorized; 1,416,962 and 1,019,980 shares issued and outstanding                           4                10
  Class B Common Stock, $0.01 par value; 38,000,000 shares
  authorized; 17,338,946 and 11,716,212 shares issued and outstanding                       173               117
  Notes receivable from stockholders
                                                                                           (477)             (636)
  Warrants                                                                                                  1,848
                                                                                             -
  Additional paid-in capital                                                            187,755            57,470
  Accumulated deficit
                                                                                        (14,082)          (14,816)
                                                                                  --------------------------------
                                                                                  --------------------------------
    Total preferred and common stock and other stockholders' equity
                                                                                        173,373            43,993
                                                                                  ---------------------------------
  Total redeemable preferred stock, preferred and comon stock and
  other stockholders' equity                                                            173,373            78,334
                                                                                  --------------------------------
    Total liabilities, redeemable preferred stock, preferred and common
    stock and other stockholders' equity                                                530,371            467,184

                                                                                  ================================

               see notes to consolidated financial statements

Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)                           Three months ended            Six months ended
                                                                           December 31,                  December 31,
                                                                           1997              1996       1997         1996
                                                                            --------------------------------------------------------
Gross revenues                                                             $98,929          81,194   $167,850     $139,980

Less excise taxes                                                            4,552           4,069      7,663        6,894
                                                                            --------------------------------------------------------
Net revenues                                                                94,377          77,125    160,187      133,086
Cost of goods sold                                                          55,738          48,041     94,904       91,277
                                                                            --------------------------------------------------------
Gross profit                                                                38,639          29,084       65,283     41,809
Selling, general and administrative expenses                                26,603          24,250       47,798     39,155
                                                                            --------------------------------------------------------
Operating income                                                            12,036           4,834       17,485      2,654

Other income (expense):
  Interest expense                                                          (5,933)         (6,469)     (12,955)   (12,736)

  Other, net                                                                   533             853        1,161       (394)
                                                                            --------------------------------------------------------
Income (loss) before income taxes                                            6,636            (782)       5,691    (10,476)

Provision for (benefit of) income taxes                                      1,912            (384)       1,640     (5,260)
                                                                            --------------------------------------------------------
Net income (loss) before extraordinary item                                  4,724            (398)       4,051     (5,216)

Less preferred stock dividends and accretion of
Discount                                                                     2,998           1,202        4,365      2,395
                                                                            --------------------------------------------------------
Income (loss) available to common stockholders
before extraordinary item                                                    1,726          (1,600)       (314)     (7,611)

Extraordinary loss, net of tax                                               3,317            -          3,317        -
                                                                            --------------------------------------------------------
                                                                            ========================================================
Net loss available to stockholders
                                                                           (1,591)          (1,600)     (3,631)     (7,611)
Income (loss) per share:
Basic EPS before extraordinary item
                                                                            0.10            (0.13)       (0.02)      (0.64)
Less extraordinary loss per share
                                                                           (0.19)               -        (0.22)          -
                                                                           ---------------------------------------------------------
                                                                           =========================================================
Basic EPS before extraordinary item                                        (0.09)           (0.13)       (0.24)      (0.64)


Diluted EPS before extraordinary item                                      (0.10)          (0.13)        (0.02)      (0.64)

Less extraordinary loss per share                                          (0.09)            -           (0.22)         -
                                                                          ==========================================================
Diluted EPS after extraordinary item                                       (0.09           (0.13)        (0.24)      (0.64)
                                                                          ==========================================================

Weighted average number of common shares
and equivalents outstanding:
Basic                                                                     16,885          11,899        15,134       11,812
                                                                          ==========================================================
                                                                          ==========================================================
Diluted                                                                   17,963          11,899        15,134       11,812
                                                                          ==========================================================

See notes to consolidated financial statements

Consolidated Statements of Cash Flows
(Unaudited, in thousands)                                                   Three months ended       Six months ended
                                                                             December 31,           December 31,
                                                                           1997           1996      1997         1996
Cash flows from operating activities:
  Net income (loss)                                                       1,407           (398)      734       (5,216)
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Deferred Taxes                                                       (1,030)         2,258    (1,554)     (11,484)
    Depreciation and amortization                                         2,745          1,524     5,835        3,049
    Provision for doubtful accounts                                          -              52         -           52
    Extraordinary loss on extinguishment of debt                          1,509          1,509         -        1,509
    Other                                                                     3             12        85            4
 Changes in assets and liabilities
    Accounts receivable-trade                                            (7,835)          (390)   (8,820)        (325)
    Inventories                                                           2,403         (3,287)  (44,484)     (15,098)
    Prepaids and other assets                                              (541)          (778)      732          761
    Accounts payable-trade                                              (17,734)        (5,896)   22,787       16,884
    Book overdraft liability                                             (5,833)           -         385          -
    Accrued trade discounts                                               3,261          3,213     3,568        2,256
    Accrued payroll, bonuses and benefits                                 1,184          1,130     1,244          898
    Accrued interest                                                       (858)        (4,140)   (1,260)      (4,490)
    Other accrued expenses                                                 (364)         1,857      (761)       2,827
    Income taxes payable                                                   1,335        (1,123)    1,335        2,493
 Other liabilities                                                         (501)         6,500    (1,000)       7,333
                                                                        -----------------------------------------------
    Net cash provided by (used in) operating activities                 (20,847)           534   (19,885)         (56)

Cash flows from investing activities:
  Acquisitions of property, plant and equipment                          (7,154)        (3,598)  (16,343)      (6,723)
  Dispositions of property, plant and equipment                             -               47       -             47
  Distribution from instruments                                             -               -         29           -
                                                                         -----------------------------------------------
    Net cash provided by (used in) investing activities                  (7,154)        (3,549)  (16,314)      (6,676)
                                                                         -----------------------------------------------
Cash flows from financing activities:
 Net proceeds from (repayments of) long-term debt and line of credit    (66,022)         6,442   (58,127)       9,000
 Repayment of debt due to Nestle                                          -             (1,649)     -          (4,024)
 Proceeds from initial public offering                                  132,476            -     132,476          -
 Issuance of common stock                                                 -                  1       -            827
 Issuance (redemption) of preferred stock                               (38,705)           -     (38,705)         -
 Proceeds from notes receivable from stockholders                           159            108       159          108
 Exercise of stock options                                                -                 -        300          -
                                                                        ------------------------------------------------------------
    Net cash provied by (used in) financing activities                   27,908          4,900    36,103        5,909


Net increase (decrease) in cash                                             (93)         1,885       (96)        (505)
Cash at beginning of the period                                             112         11,833       115       14,223
                                                                         ===========================================================
Cash at end of the period                                                    19         13,718        19       13,718

                                                                         ==========================================================

Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

     In the  opinion of  management,  the  accompanying  unaudited  consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Companys financial position at December 31, 1997 and its results of operations and its cash flows for the three month and six month periods ended December 31, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated  financial  statements and notes thereto  included in the Companys
Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 333-34443).

NOTE 2 INVENTORIES

     Inventories consist of the following (in thousands):

                                      December 31, 1997         June 30, 1997

Wine in production                    $147,881                  $  89,890
Cased goods and retail                 103,662                    104,485
Costs and supplies                       7,018                     19,722
Total                           $      258,561                 $  214,097

     Included in inventories at December 31, 1997 and June 30, 1997 were $31,396,000 and $47,468,000 respectively, of step-up remaining from applying purchase accounting relative to the acquisitions of Beringer Wine Estates Company, Chateau St. Jean, and Stags Leap Winery.

Note 3 - Earnings per share computation

     During the quarter ended December 31, 1997, the Company adopted Financial Accounting Standard No. 128 - Earnings per Share. Under this standard previously reported primary and fully diluted EPS calculations are replaced with basic and diluted EPS calculations. Basic EPS represents the income available to common stockholders divided by the weighted average number common shares outstanding during the measurement period. Diluted EPS represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period giving effect to all dilutive potential common shares that were outstanding during the period.

     Basic EPS is computed using the weighted average number of Class A and Class B common shares. Diluted EPS is computed using the weighted average number of Class A and Class B common shares giving effect to all dilutive potential common shares that were outstanding during the period. Potential common shares consist primarily of stock options (dilutive impact calculated applying the "treasury stock method).

                                                Three Months Ended          Six Months Ended
($ in Thousands)                                   December 31,               December 31,

                                                1998        1997           1998         1997

Numerator - Income (loss)
Net Income before extraordinary item          $ 4,724       $(398)         $4,051     $(5,216)
Less: Preferred stock dividends
                  & discount accretion          2,998       1,202           4,365       2,395
         Extraordinary items                    3,317        -              3,317         -
                                              --------------------------------------------------
Net loss available to common
         Stockholders                         $(1,591)    $(1,600)         $(3,631)   $(7,611)

Denominator - Basic shares
Average common shares outstanding              16,885      11,899           15,134     11,812
                                              ---------------------------------------------------
Basic EPS                                   $ (0.09)     $ (0,13)          $ (0.24)   $ (0.64)
                                              ---------------------------------------------------
Denominator - Diluted shares
Average common shares outstanding              16,885      11,899           15,134     11,812
Dilutive effect of stock options                1,078        -                  -         -
         Total Diluted Shares                  17,963      11,899           15,134     11,812

Diluted EPS                                  $ (0.09)    $ (0.13)         $ (0.24)    $ (0.64)

Note 4 - Changes in Redeemable Preferred Stock and Equity

     During the three month period ended December 31, 1997 the Company executed several significant transactions impacting the redeemable preferred stock and equity of the Company. On November 3, 1997, the Company sold, in an initial public offering ("IPO"), 5.5 million Class B common shares and received net proceeds of $132.5 million. The Company used $38.7 million of the net proceeds from the IPO to redeem the Series A Preferred Stock, The company issued 431,631 Class B common shares pursuant to the exercise of warrants and 396,982 Class A common shares pursuant to the conversion of Class B common shares. The table below presents a summary of the significant changes in redeemable preferred stock and equity during the quarter ended December 31, 1997. ($ in millions)


September 30, 1997                              $ 78.0
Net Income                                         1.4
Initial Public Offering                          132.5
Series A Preferred Stock Redemption             (36.2)
Other                                            (2.3)

December 31, 1997                               $173.4





     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


     Beringer Vineyards was founded in 1876. The business remained family owned until 1971, when it was acquired by a subsidiary of NestIe. On January 1,1996, an investment group led by Texas Pacific Group acquired the Company from Nestle Holdings (the "Acquisition"). Thereafter, the Company's operations were expanded with the acquisitions of Chateau St. Jean in April 1996 and Stags' Leap Winery in February 1997.

     The Acquisition and the related accounting treatment have impacted the Company's financial results in two significant ways. Financial results have been most significantly impacted by an increase in the cost of goods sold resulting from the increase of inventory balances to their fair market values less costs of completion and disposal (the "inventory step-up") in accordance with purchase accounting rules applied to record the Acquisition. In addition, the Company's earnings have been negatively affected by significant increases in interest expense related to the debt incurred to finance the Acquisition.

Effect of Inventory Step-Up

     The Acquisition was recorded using the purchase accounting method. Under this method, the purchase price is allocated to the assets and liabilities of the acquired company in the order of their liquidity and based on their estimated fair market values at the time of the transaction. When the Company was acquired in January 1996, $101.9 million of the purchase price in excess of book value was allocated to the Company's inventory on hand at the transaction date. Subsequent acquisitions have resulted in additional inventory step-ups. The 1996 purchase of Chateau St. Jean generated $6.4 million in inventory step-up, while the 1997 acquisition of Stags' Leap Winery generated $14.6 million in inventory step-up. The Company uses the "first-in, first-out" ("FIFO") method of inventory accounting. As the inventory on hand at the transaction dates is sold in the normal course of business under the FIFO method of accounting, costs of the wine sold are charged to cost of goods sold, including the amount of the inventory step-up allocated to the wine sold. As this inventory step-up is charged to cost of goods sold, it reduces the Company's gross profit and its overall operating results. The charges to cost of goods sold resulting from the inventory step-up are non-cash items and are expected to affect the Company's reported performance at decreasing levels through fiscal year 2000. As the inventory step-up will affect the Company's reported financial results only in the near term, the Company's historical results for 1996 and 1997 are not indicative of the Company's future performance.



Use of Proceeds of Initial Public Offering

     On November 3, 1997, Beringer Wine Estates Holdings, Inc. sold 4,920,000 shares of Class B Common Stock to the public utilizing a group of underwriters led by Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette, Hambrecht & Quist, and Smith Barney, Inc., (the IPO) and 600,000 shares of Class B Common Stock directly to holders of the Series A Preferred Stock. The public offering netted the Company $132.5 million which was used to retire all of its outstanding subordinated notes, redeem all outstanding shares of the Series A Preferred Stock, and retire $49.9 million and $6.0 million of the Companys line of credit and long-term senior debt, respectively. The early retirement of the subordinated notes resulted in a pre-tax extraordinary loss of $4,658,000 that included a $3.15 prepayment penalty and the remaining unamortized discount. The early redemption of the Series A Preferred Stock resulted in a $2.5 million reduction of net income allocable to common stockholders, which represented the accelerated accretion of the original issue discount remaining on the redemption date.


                      THREE MONTHS ENDED DECEMBER 31, 1997

Net Revenue

     Net revenues for the second quarter of fiscal 1998 were $94.4 million, an increase of 22% over net revenues of $77.1 million from the second quarter of fiscal 1997. Shipments of nine liter case equivalents increased 12% in the second quarter of fiscal 1998 to 1.835 million cases from 1.640 million cases in the second quarter of fiscal 1997. Unit revenues averaged $51.42 for the second quarter of fiscal 1998, a 9% increase over unit revenues of $47.03 for the second quarter of fiscal 1997.

Cost of Goods Sold

     Cost of goods sold for the second quarter of fiscal 1998 was $55.7 million and included $8.2 million of non-cash charges resulting from the inventory step-up. Cost of goods sold for the second quarter of fiscal 1997 was $48.0 million, which included $8.5 million of non-cash charges resulting from the inventory step-up.

     Cost of goods sold, excluding non-cash charges resulting from the inventory step-up, for the second quarter of fiscal 1998 was $47.5 million, compared with $39.5 million for the second quarter of fiscal 1997. Cost of goods sold, excluding non-cash charges resulting from the inventory step-up, was 50.3% of net revenues for the second quarter of fiscal 1993, compared with 51.2% for the second quarter of fiscal 1997. Cost of goods sold, excluding non-cash charges resulting from the inventory step-up, was $25.90 per case for the second quarter of fiscal 1998, compared with $24.08 for the second quarter of fiscal 1997; an 8% increase in average cost of goods sold per case.

Gross Profit

     Gross profit for the second quarter of fiscal 1998 was $38.6 million, compared with $29.1 million for the second quarter of fiscal 1997. Gross profit was 40.9% of net revenues for the second quarter of fiscal 1998, compared with 37.7% for the second quarter of fiscal 1997.

     Gross profit, excluding non-cash charges resulting from the inventory step-up, was $46.9 million for the second quarter of fiscal 1998, compared with $37.6 million for the second quarter of fiscal 1997. Gross profit, excluding non-cash charges resulting from the inventory step-up, was 49.6% of net revenues for the second quarter of fiscal 1998, compared with 48.8% for the second quarter of fiscal 1997. Gross profit averaged $25.54 per case for the second quarter of fiscal 1998, compared with $22.94 for the second quarter of fiscal 1997; an 11% increase in average gross profit per case.

     The following table illustrates the effect of the inventory step-up on cost of goods sold and gross profit:

                          Gross Profit With and Without Inventory Step-Up
                                       ($ Millions)

                                   Quarter Ended December 31,
                                      as Reported              Pro forma
                                     With Inventory          Without Inventory
                                        Step-up                  Step-up

                                 1997        1996           1997         1996
                                -----------------------------------------------
Net Revenues                    $94.4       $77.1          $94.4        $77.1
Cost of Goods Sold               47.5        39.5           47.5         39.5
Step-Up                           8.2         8.5            0.0          0.0
Gross Profit                    $38.6       $29.1          $46.9        $37.6

As a percent of net revenues    40.9%       37.7%          49.6%       48.8%

Operating Expenses

     Operating expenses for the second quarter of fiscal 1998 were $26.6 million, a 10% increase from the second quarter of fiscal 1997. Operating expenses were 28.2% of net revenues for the second quarter of fiscal 1998, compared with 31.4% for the second quarter of fiscal 1997. The timing of media advertising expenditures and other marketing and sales promotional activities accounted for the majority of the increase.

Operating Income

     Operating income for the second quarter of fiscal 1998 was $12.0 million, compared with $4.8 million for the second quarter of fiscal 1997. Operating income was 12.8% of net revenues for the second quarter of fiscal 1998, compared with 6.3% for the second quarter of fiscal 1997.

     Operating income, excluding non-cash charges resulting from the inventory step-up, was $20.3 million for the second quarter of fiscal 1998, compared with $13.4 million for the second quarter of fiscal 1997. Operating income was 21.5% of net revenues for the second quarter of fiscal 1998, compared with 17.3% for the second quarter of fiscal 1997.

     The following table illustrates the effect of the inventory step-up on operating income:

             Operating Income With and Without Inventory Step-Up
                        ($ Millions)
                                              Quarter Ended December 31,
                                        As Reported            Pro forma
                                      With Inventory         without Inventory
                                         Step-up                Step-up
                                   1997       1996        1997          1996
   Operating Income               $12.0       $4.8        $20.3        $13.4
   As a percent of net revenues    12.8%       6.3%        21.5%        17.3%

Interest and Other Income/Expense

     Interest and other income/expense were $5.4 million for the second quarter of fiscal 1998. This represents a 4% reduction from the second quarter of fiscal 1997. The decrease in interest expense was the result of the retirement of subordinated debt and reduction of senior debt, using, in part, the proceeds from the IPO. Interest and other income/expense was 5.7% of net revenues for the second quarter of fiscal 1998, compared with 7.3% in the second quarter of fiscal 1997.

Income (Loss) Before Taxes

     The Company reported income of $6.6 million before income taxes for the second quarter of fiscal 1998. This compares with a pre-tax loss of $0.8 million for the second quarter of fiscal 1997. Pre-tax income, excluding the non-cash charges resulting from the inventory step-up, was $14.9 million for the second quarter of fiscal 1998, compared with $7.8 million for the second quarter of fiscal 1997. Pre-tax income for the second quarter of fiscal 1998 increased by 91% over the second quarter of fiscal 1997. Pre-tax income, excluding non-cash charges resulting from the inventory step-up, was 15.7% of net revenue for the second quarter of fiscal 1998, compared with 10.1 % for the second quarter of fiscal 1997.
     The following table Illustrates the effect of the inventory step-up on income (loss) before taxes:

               Income (Loss) Before Taxes With and Without Inventory Step-Up
                                                             ($ Millions)

                                           Quarter Ended December 31,
                                   As Reported                 Pro forma
                                 With Inventory             Without Inventory
                                     Step-up                    Step-up
                               1997       1996             1997          1996
                               ------------------------------------------------
Income (Loss) Before Taxes     $6.6      $(0.8)           $14.9          $7.8
As a percent of net revenues    7.0%      (1.0)%           15.7%         10.1%

Income Tax Provision (Benefit)

     A tax provision of $1.9 million was recorded for the second quarter of fiscal 1998, reflecting a tax rate of 28.8%. A tax benefit of $0.4 million was recorded for the second quarter of fiscal 1997.

     The second quarter of fiscal 1998 pro forma tax provision of $5.4 million was recorded, reflecting a pro forma effective tax rate of 36.5%. A pro forma tax provision of $2.7 million was recorded for the second quarter of fiscal 1997, reflecting a pro forma effective tax rate of 35.0%.

Net Income (Loss) Before Extraordinary Items

     The Company reported net income before extraordinary items of $4.7 million for the second quarter of fiscal 1998, compared with a $0.4 million net loss for the second quarter of fiscal 1997. Net income before extraordinary items, excluding non-cash charges resulting from the inventory step-up, increased 87% to $9.4 million for the second quarter of fiscal 1998, from $5.0 million for the second quarter of fiscal 1997. Net income before extraordinary items, excluding non-cash charges resulting from the inventory step-up, was 10.0% of net revenue for the second quarter of fiscal 1998, compared with 6.5% for the second quarter of fiscal 1997.

   The following table Illustrates the effect of the inventory step-up on net income (loss) before extraordinary items:

             Net Income (Loss) Before Extraordinary Items
                   With and Without Inventory Step-Up
                            ($ Millions)

                                         Quarter Ended December 31,
                                     As Reported                 Pro forma
                                    With Inventory           Without Inventory
                                      Step-up                     Step-up
                                 1997         1996           1997          1996
Net Income (loss)
Before Extraordinary Items       $4.7        $(0.4)          $9.4          $5.0
As a percent of net revenues      5.0%        (0.5)%         10.0%          6.5%


Preferred Stock Dividends and Accretion

     During the second quarter of fiscal 1998, the Company redeemed all of its Series A Preferred Stock. As a result of this redemption, the company recorded accelerated accretion of original issue discount related to the Series A Preferred Stock of $2.5 million.

     In addition, prior to the preferred stock redemption the Company recorded preferred stock dividends and normal accretion of $0.5 million. Preferred stock dividends and normal accretion were $1.2 million for the second quarter of fiscal 1997.


Extraordinary Item

     The Company retired all of its outstanding subordinated debt during the second quarter of fiscal 1998. The prepayment penalty and write-off of the remaining original issue discount resulted in an extraordinary charge, net of tax, of $3.3 million.

Net Income (loss) available to Common Stockholders

     The Company reported a net loss of $1.6 million for the second quarter of fiscal 1998, after payment of preferred dividends and accretion, and extraordinary items. Calculated on a basis of 18.0 million outstanding shares, the Company reported a net loss of $0.09 per share. For the second quarter of fiscal 1997, after preferred dividends and accretion, the Company reported a net loss of $1.6 million. This resulted in a loss of $0.13 per share, calculated on a basis of 11.9 million outstanding shares.

     Pro forma income available to common stockholders, excluding non-cash charges resulting from the inventory step-up, accelerated accretion of preferred stock original issue discount, and extraordinary items, was $8.9 million or $0.50 per share for the second quarter of fiscal 1998. This represents a 132% increase over the second quarter of fiscal 1997, when net income available to common stockholders, excluding non-cash charges resulting from the inventory step-up, was $3.8 million or $0.29 per share. Per share calculations were based upon 18 million weighted average shares outstanding for the second quarter of fiscal 1998 and 13.3 million weighted average shares outstanding for the second quarter of fiscal 1997.

                       SIX MONTHS ENDED DECEMBER 31, 1997

Net Revenues

     Net revenues for the first six months of fiscal 1998 were $160.2 million, compared with $133 million in the first two quarters of fiscal 1997. This represents an increase of 20.4%. Shipments of nine liter case equivalents for the first six months of fiscal 1998 increased 10.5% to 3.046 million cases, from
2.757 million cases for the first six months of fiscal 1997. Net unit revenues averaged $52.59 for the first six months of fiscal 1998, an 9% increase over net unit revenues of $48.27 for the first six months of fiscal 1997.

Cost of Goods Sold

     Cost of goods sold for the first six months of fiscal 1998 was $94.9 million and included $16.1 million of non-cash charges resulting from the inventory step-up. Cost of goods sold for the first six months of fiscal 1997 was $91.3 million, which included non-cash charges resulting from the inventory step-up of $23.7 million.

     Cost of goods sold, excluding non-cash charges resulting from the inventory step-up, for the first six months of fiscal 1998 was $78.8 million, compared with $67.6 million for the first six months of fiscal 1997. Cost of goods sold, excluding non-cash charges resulting from the inventory step-up, was 49.2% of net revenues for the first six months of fiscal 1998, compared with 50.8% for the first six months of fiscal 1997. Cost of goods sold, excluding non-cash charges resulting from the inventory step-up, was $25.88 per case for the first six months of fiscal 1998, compared with $24.50 per case for the first six months of fiscal 1997, a 6% increase in average cost of goods sold per case.

Gross Profit

     Gross profit for the first six months of fiscal 1998 was $65.3 million, compared with $41.8 million for the first six months of fiscal 1997. Gross profit was 40.8% of net revenues in the first six months of fiscal 1998, compared with 31.4% for the first six months of fiscal 1997.

     Gross profit, excluding non-cash charges resulting from the Inventory step-up, was $81.4 million for the first six months of fiscal 1998, compared with $65.5 million for the first six months of fiscal 1997. Gross profit, excluding non-cash charges resulting from the inventory step-up, was 50.8% of net revenue for the first six months of fiscal 1998, compared with 49.2% for the first six months of fiscal 1997. Gross margin averaged $26.11 per case during the first six months of fiscal 1998, compared with $23.77 for the first six months of fiscal 1997, a 12% increase in average gross profit per case. The following table illustrates the effect of the inventory step-up on cost of goods sold and gross profit:

              Gross Profit With and Without Inventory Step-Up
                            ($ Millions)

                                     Six Months Ended December 31,
                                  As Reported                Pro forma
                                  th Inventory           Without Inventory
                                     Step-up                  Step-up
                               1997       1996         1997        1996
                            ----------------------------------------------
Net Revenues                   160.2     $133.1       $160.2     $133.1
Cost of Goods Sold              78.8       67.6         78.8       67.6
Step-Up                         16.1       23.7          0.0        0.0
Gross Profit                   $65.3      $41.8        $81.4      $65.5

  As a percent of net revenues  40.8%     31.4%         50.8%      49.2%

Operating Expenses

     Operating expenses for the first six months of fiscal 1998 were $47.8 million, a 22% increase from the six months of fiscal 1997. Operating expenses were 29.8% of net revenues for the first six months of fiscal 1998, compared with 29.4% for the first six months of fiscal 1997. The timing of media advertising expenditures and other marketing and sales promotional activities accounted for the majority of the increase.

Operating Income

     Operating income for the first six months of fiscal 1998 was $17.5 million, compared with $2.1 million for the first six months of fiscal 1997. Operating income was 10.9% of net revenues for the first six months of fiscal 1998, compared with 2.0% for the first six months of fiscal 1997.

     Operating income, excluding non-cash charges resulting from the inventory step-up, was $33.6 million for the first six months of fiscal 1998, compared with $26.4 million for the first six months of fiscal 1997. Operating income was 20.9% of net revenue for the first six months of fiscal 1998, compared with 19.8% for the first six months of fiscal 1997.




     The following table illustrates the effect of the inventory step-up on operating Income:

         Operating Income With and Without Inventory Step-Up
                     ($ Millions)

                                    Six Months Ended December 31,
                                    As Reported                Pro forma
                                  With Inventory             Without Inventory
                                      Step-up                   Step-up
                                  1997      1996           1997          1996
                                  ----------------------------------------------
Operating Income                  $17.5     $2.7           $33.6        $26.4
As a percent of net revenues       10.9%     2.0%           20.9%       19.8%

Interest and Other Income/Expense

     Interest and other income/expense were $11.8 million for the first six months of fiscal 1998. This represents a 10% reduction from the first six months of fiscal 1997. The decrease in interest expense resulted from the retirement of subordinated debt and reduction of senior debt following the IPO. Interest and other income/expense was 7.4% of net revenues for the first six months of fiscal 1998, compared with 9.9% for the first six months of fiscal 1997.

Income (Loss) Before Taxes

     The Company reported income of $5.7 million before income taxes for the first six months of fiscal 1998. This compares with a pre-tax loss of $10.5 million for the first six months of fiscal 1997. Pretax income, excluding the non-cash charges resulting from the inventory step-up, was $21.8 million for the first six months of fiscal 1998, compared with $13.2 million for the first six months of fiscal 1997. This represents a 64.3% increase in pre-tax income for the first six months of fiscal 1998. The pre-tax profit margin, excluding non-cash charges resulting from the inventory step-up, was 13.6% of net revenue for the first six months of fiscal 1998, compared with 9.9% for the first six months of fiscal 1997.

     The following table illustrates the effect of the inventory step-up on income (loss) before taxes:

          Income (Loss) Before Taxes With and Without Inventory Step-Up
                              ($ Millions)

                                       Six Months Ended December 31,
                                     As Reported                Pro forma
                                 With Inventory             Without Inventory
                                     Step-up                    Step-up
                                1997        1996           1997          1996
                               ------------------------------------------------
Income (Loss) Before Taxes      $5.7      $(10.5)          $21.8        $13.2
As a percent of net revenues     3.6%       (7.9)%          13.6%         9.9%


     A tax provision of $1.6 million was recorded for the first six months of fiscal 1998, reflecting a 28.8% tax rate. This compares with a tax benefit of $5.3 million for the first six months of fiscal 1997.

     The pro forma tax provision for the first six months of fiscal 1998 was $7.8 million, reflecting a tax rate of 36.0%. The pro forma tax provision for the first six months of 1997 was $4.6 million, reflecting a tax rate of 35.0%.

Net Income (Loss) Before Extraordinary Items

     The Company reported net income before extraordinary items of $4.1 million for the first six months of fiscal 1998, compared with a $5.2 million net loss for the first six months of fiscal 1997.

     Net income before extraordinary items, excluding non-cash charges resulting from the inventory step-up, increased 61.8% to $13.9 million for the first six months of fiscal 1998, from $8.5 million for the first six months of fiscal 1997. Net income before extraordinary items, excluding non-cash charges resulting from the inventory step-up, was 8.7% of net revenues for the first six months of fiscal 1998, compared with 6.5% for the first six months of fiscal 1997.
     The following table illustrates the effect of the inventory step-up on net income (loss) before extraordinary items:

               Net Income (Loss) Before Extraordinary Items
                    With and Without Inventory Step-Up
                            ($ Millions)

                                         Six Months Ended December 31,
                                  As Reported                Pro forma
                                With Inventory             Without Inventory
                                    Step-up                    Step-up
                                 1997        1996        1997         1996
                                ------------------------------------------------
Net Income (Loss)
Before Extraordinary Items      $4.1        $(5.2)      $13.9          $8.6
As a percent of net revenues     2.5%        (3.9)%       8.7%          6.5%

Preferred Stock Dividends and Accretion

     During the second quarter of fiscal 1998, the Company redeemed all of its Series A Preferred Stock. As a result of this redemption, the company recorded accelerated accretion of original issue discount related to the Series A Preferred Stock of $2.5 million.

     In addition, prior to the preferred stock redemption the Company recorded preferred stock dividends and normal accretion of $1.9 million. Preferred stock dividends and normal accretion were $2.4 million for the second quarter of fiscal 1997.

Extraordinary Item

     The Company retired all of its outstanding subordinated debt during the second quarter of fiscal 1998. The prepayment penalty and write-off of the remaining original issue discount resulted in an extraordinary charge, net of tax, of $3.3 million.

Net Income (loss) to Common Shareholders

     The Company reported a net loss, after preferred dividends and accretion and extraordinary items, of $3.6 million for the first six months of fiscal 1998. This represents a net loss of $0.24 per share for the first six months of fiscal 1998, calculated on the basis of 15.1 million outstanding shares. The Company reported a net loss, after preferred dividends and accretion, of $7.6 million for the first six months of fiscal 1997. This represents a loss of $0.64 per share, calculated on the basis of 11.8 million outstanding shares.

     Net income to common stockholders, excluding non-cash charges resulting from the inventory step-up, accelerated accretion of preferred stock original issue discount, and extraordinary items, was $12.0 million or $0.75 per share for the first six months of fiscal 1998. This represents a 93.7% increase over the first two six months of fiscal 1997, when net income to common stockholders, excluding non-cash charges resulting from the inventory step-up, was $6.2 million or $0.47 per share. Per share calculations are based upon weighted average shares outstanding of 16.1 million shares for the first six months of fiscal 1998 and 13.2 million shares for the first six months of fiscal 1997.

Liquidity and Capital Resources

     Working capital at December 31,1997 was $233.9 million, compared with $209.7 million at June 30,1997. The majority of the increase in working capital can be attributed to higher inventory levels from the 1997 harvest which are required for future sales volume increases.

     Existing credit arrangements were restructured on October 24, 1997 in anticipation of the de-leveraging of the Company resulting from its IPO. Long term debt outstanding at December 31, 1997 was $177.1 million and the line of credit balance was $85.5 million. This left $61.0 million available under the terms of this line, after taking into consideration an outstanding letter of credit of $3.5 million. Interest expense (excluding interest payments capitalized to ongoing development activities) for the second quarter of fiscal 1998 was $5.9 million. The Company used the net proceeds of its IPO received on November 3, 1997 to retire all the outstanding subordinated notes, including prepayment penalties and interest, in the amount of $39.1 millions. The proceeds were also used to redeem all of the Series A Preferred Stock, at the redemption value of $38.7 million. The balance of the proceeds was used to repay $49.9 million of the line of credit and $8.0 million of its long-term senior debt.

     The Company expects that this reduction in debt, partially offset by increased financing as a result of the large 1997 harvest, will result in a reduction of interest expense for fiscal 1998, as compared with fiscal 1997.

     The Company anticipates that current capital, combined with cash from operations and the availability of cash from additional borrowings, will be sufficient to meet its liquidity and capital expenditures requirements through the six months ending December 31, 1998.

Forward-Looking Statements

     This Form 10-Q and other information provided from time to time by the Company contains historical information as well as forward-looking statements about the Company, the premium wine industry and general economic conditions. These forward-looking statements include, for example, projections about the health of the economy, the future consumer demand for premium wine, and other projections particular to the Company. These projections include, without limitation, estimates of sales and earnings growth and costs of labor and grapes.

     Actual results may differ materially from the Company's current projections. A shift in consumer preferences and demand for premium wine, competition from other premium wine companies, and agricultural risks, among other conditions, may affect the Company's operating results.

     For additional cautionary statements and risks which could cause results to differ materially from the Company's forward-looking statements, please refer to the "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Prospectus, dated October 28, 1997. These forward-looking statements speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation to publicly release any updates or revisions of any such forward-looking statements to reflect any changes in the Companys expectations or any change in events, conditions or circumstances on which any such statement is based.


Part II.  Other Information


Item 5.  Other Information


     The Board of Directors, at a regularly scheduled meeting held on December 5, 1997, approved an amendment to the bylaws. This amendment increased the number of directors from eleven to twelve. The Board of Directors appointed Emily Woods, Chief Executive Officer and Chairman of J. Crew, Inc., as Director to fill the newly-created position.



Item 6.  Exhibits and Reports on Form 8-K

1.  Exhibit 11 Statement re Computation of Per Share Earnings..

2.  Exhibit XX Bylaws (Amended as of December 5, 1997).


     No reports on Form 8K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Beringer Wine Estates Holdings, Inc.

     February  12,  1998  By://Peter  F.  Scott
                               Peter  F.  Scott,  Senior  Vice
                               President, Finance and Operations and CFO