Form 10-Q/A
period 1997-12-31
BERINGER WINE ESTATES HOLDINGS INC
filed 1998-02-17
CIK 1041891

FORM 10-Q/A

     SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
(Mark One)

     x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997

                                                                OR

     o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


     (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding
 Class A Common  Stock                       1,416,962  at December 31, 1997
 Class B Common Stock                        17,338,946 at December 31, 1997

Item 1 Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Cash Flows


Consolidated Balance Sheets
(in thousands, except share and per share data)


                                                              December 31, 1997      June 30, 1997
                                                                     (unaudited)
Assets
Current Assets:
  Cash                                                                $ 19                $115
  Accounts receivable-trade, net of allowance  of $266 and $251     37,046              28,226
  Inventories                                                      258,561             214,097
  Prepaids and other current assets                                  3,403               5,024
                                                            -----------------------------------------
    Total current assets                                          $299,029            $247,462

Property, plant and equipment, net of
accumulated depreciation of $18,702 and $13,197                    223,710             212,378
Investments                                                            238                 267
Other assets, net                                                    7,404               7,077
                                                            -----------------------------------------
    Total Assets                                                  $530,381            $467,184
                                                                 ==============================

Liabilities, Redeemable Preferred Stock, Preferred and
Common Stock and Other Stockholders Equity
Current Liablities:
  Accounts payable-trade                                           $32,881             $10,114
  Book overdraft liability                                           2,386               2,001
  Accrued trade discounts                                            6,029               2,461
  Accrued payroll, bonuses and benefits                              4,905               3,661
  Accrued interest                                                   4,718               5,998
  Other accrued expenses                                             4,937               5,698
  Income taxes payable                                               1,335                   -
  Deferred tax liabilities                                             849               4,104
  Current portion of long-term debt                                  7,076               3,714
                                                            -----------------------------------------
    Total current liabilities                                      $65,116             $37,751

Line of credit                                                      85,500             104,000
Long-term debt, less current portion                               169,980             211,398
Deferred tax liabilities                                            31,069              29,368
Other liabilities                                                    5,333               6,333
                                                            -----------------------------------------
    Total liabilities                                              356,998             388,850
                                                            -----------------------------------------

Redeemable preferred stock:
  Redeemable Series A Preferred Stock, $0.01 par value;
  stated at redemption value at June 30, 1997, less non-accreted discount of $2,623,000 including cumulative dividends in arrears;
  2,000,000 shares authorized; 369,640 shares issued and
  outstanding at June 30, 1997                                           -              34,341
                                                            ----------------------------------------

Preferred and Common stock and other stockholders' equity:
  Preferred Stock, 5,000,000 shares authorized at December 31, 1997
                                                                         -                   -
  Class A Common Stock, $0.01 par value; 2,000,000 shares
  authorized; 1,416,962 and 1,019,980 shares issued and outstanding     14                  10
  Class B Common Stock, $0.01 par value; 38,000,000 shares
  authorized; 17,338,946 and 11,716,212 shares issued and outstanding  173                 117
  Notes receivable from stockholders                                 (477)               (636)
  Warrants                                                               -               1,848
  Additional paid-in capital                                       187,755              57,470
  Accumulated deficit                                             (14,082)            (14,816)
                                                            ------------------------------------------
  Total preferred and common stock and other stockholders'
   equity                                                          173,383              43,993
                                                            ------------------------------------------
 Total redeemable preferred stock, preferred and common
   stock and other stockholders' equity                            173,383              78,334
                                                            ------------------------------------------
Total liabilities, redeemable preferred stock, preferred
and common  stock and other stockholders' equity                  $530,381            $467,184
                                                            ==========================================

               see notes to consolidated financial statements

Consolidated Statements of Cash Flows
(Unaudited, in thousands)                           Three months ended           Six months
ended
                                                       December 31,             December 31,
                                                    1997          1996         1997        1996
Cash flows from operating activities:
  Net income (loss)                                1,407          (398)         734      (5,216)
  provided by (used in) operating activities:
    Deferred taxes                               (1,030)          2,258     (1,554)     (11,484)
    Depreciation and amortization                  2,745          1,524       5,635        3,049
    Provision for doubtful accounts                    -             52           -           52
    Extraordinary loss on early extinguishment
     of debt                                       1,509              -       1,509            -
    Other                                              3             12          85            4
Changes in assets and liabilities:
     Accounts receivable-trade                   (7,835)          (390)     (8,820)        (325)
    Inventories                                    2,403        (3,287)    (44,484)     (15,098)
    Prepaids and other assets                      (541)          (778)         732          761
    Accounts payable-trade                      (17,734)        (5,896)      22,787       16,884
    Book overdraft liability                     (5,833)              -         385            -
    Accrued trade discounts                        3,261          3,213       3,568        2,256
    Accrued payroll, bonuses and benefits          1,184          1,130       1,244          898
    Accrued interest                               (856)        (4,140)     (1,280)      (4,490)
    Other accrued expenses                         (364)          1,857       (761)        2,827
    Income taxes payable                           1,335        (1,123)       1,335        2,493
    Other liabilities                              (501)          6,500     (1,000)        7,333
                         --------------------------------------------------------------------------
      Net cash provided by (used in)
       operating activities                    $(20,847)           $534   $(19,885)        $(56)

Cash flows from investing activities:
  Acquisitions of property, plant and equipment  (7,154)        (3,596)    (16,343)      (6,723)
  Dispositions of property, plant and
  equipment                                            -             47           -           47
  Distribution from instruments                        -              -          29            -
                         --------------------------------------------------------------------------
    Net cash provided by (used in) investing
     activities                                  (7,154)        (3,549)    (16,314)      (6,676)

                         --------------------------------------------------------------------------

Cash flows from financing activities:
  Net proceeds from (repayments of) long-term
  debt and line of credit                       (66,022)          6,442    (58,127)        9,000
  Repayment of debt due to Nestle                      -        (1,649)           -      (4,024)
  Proceeds from initial public offering          132,476              -     132,476            -
  Issuance of common stock                             -              1           -          827
  Issuance (redemption) of preferred stock      (38,705)              -    (38,705)          318
  Proceeds from notes receivable from
  stockholders                                       159            106         159          106
  Exercise of stock options                            -              -         300            -
                          -------------------------------------------------------------------------
    Net cash provied by (used in) financing
     activities                                   27,908          4,900      36,103        6,227

Net increase (decrease) in cash                     (93)          1,885        (96)        (505)
Cash at beginning of the period                      112         11,833         115       14,223
                          -------------------------------------------------------------------------
Cash at end of the period                            $19        $13,718         $19      $13,718
                                                    =============================================

Notes to Consolidated Financial Statements

                                                           SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Beringer Wine Estates Holdings, Inc.

February 16, 1998                    By://Peter F. Scott
Date                                     Peter F. Scott, Senior Vice President,
                                         Finance and Operations and CFO