Form 10-Q
period 1998-03-31
BERINGER WINE ESTATES HOLDINGS INC
filed 1998-05-14
CIK 1041891

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-Q
                               ----------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM          TO

  COMMISSION FILE NUMBER: 000-23175

                     BERINGER WINE ESTATES HOLDINGS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                              68-0370340
                                                  (I.R.S. EMPLOYER
     (STATE OR OTHER JURISDICTION                IDENTIFICATION NO.)
   OF INCORPORATION OR ORGANIZATION)

                               100 PRATT AVENUE
                         ST. HELENA, CALIFORNIA 94574
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (707) 963-7115
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [_]

  As of May 13, 1998, the Registrant's Common Stock outstanding was:

      TITLE                 OUTSTANDING
      -----                 -----------
      Class A Common Stock   1,380,534
      Class B Common Stock  18,012,577

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I:  FINANCIAL INFORMATION

Item 1   Financial Statements Unaudited
         Consolidated Balance Sheets--March 31, 1998 and June 30, 1997         1

         Consolidated Statements of Operations--three and nine-month periods
          ended March 31, 1998 and 1997                                        2

         Consolidated Statements of Cash Flows--three and nine-month periods
          ended March 31, 1998 and 1997                                        3

         Notes to Financial Statements                                         4

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 6

PART II: OTHER INFORMATION

Item 5   Other Information                                                    14

Item 6   Exhibits and Reports on Form 8-K                                     14

         Signatures                                                           14

                      BERINGER WINE ESTATES HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            MARCH 31,  JUNE 30,
                                                            ---------  --------
                                                              1998       1997
                                                            ---------  --------
                                                               (UNAUDITED)
                          ASSETS
Current assets:
  Cash .................................................... $    106   $    115
  Accounts receivable-trade, net of allowance of $286 and
   $251 ...................................................   28,226     28,226
  Inventories .............................................  254,547    214,097
  Prepaids and other current assets .......................    6,882      5,024
                                                            --------   --------
    Total current assets ..................................  289,761    247,462
Property, plant and equipment, net of accumulated
 depreciation of $21,406 and $13,197.......................  230,776    212,378
  Investments..............................................      432        267
  Other assets, net........................................    7,370      7,077
                                                            --------   --------
    Total assets .......................................... $528,339   $467,184
                                                            ========   ========
  LIABILITIES, REDEEMABLE PREFERRED STOCK, PREFERRED AND
        COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable-trade .................................. $ 16,259   $ 10,114
  Book overdraft liability ................................      --       2,001
  Accrued trade discounts .................................    3,982      2,461
  Accrued payroll, bonuses and benefits ...................    4,922      3,661
  Accrued interest ........................................    4,639      5,998
  Other accrued expenses ..................................    5,612      5,698
  Income taxes payable ....................................    1,866        --
  Deferred tax liabilities ................................      --       4,104
  Current portion of long-term debt .......................    5,212      3,714
                                                            --------   --------
    Total current liabilities .............................   42,492     37,751
Line of credit.............................................  101,500    104,000
Long-term debt, less current portion.......................  168,904    211,398
Deferred tax liabilities...................................   31,512     29,368
Other liabilities..........................................    4,833      6,333
                                                            --------   --------
    Total liabilities .....................................  349,241    388,850
                                                            --------   --------
Redeemable preferred stock:
  Redeemable Series A Preferred Stock, $0.01 par value;
   stated at redemption value at June 30, 1997, less non-
   accreted discount of $2,623,000 including cumulative
   dividends in arrears; 2,000,000 shares authorized;
   369,640 shares issued and outstanding at June 30, 1997 .      --      34,341
                                                            --------   --------
Preferred and Common stock and other stockholders' equity:
  Preferred Stock, $0.01 par value; 5,000,000 shares
   authorized..............................................      --         --
  Class A Common Stock, $0.01 par value; 2,000,000 shares
   authorized; 1,416,962 and 1,019,980 shares issued and
   outstanding ............................................       14         10
  Class B Common Stock, $0.01 par value; 38,000,000 shares
   authorized; 17,663,954 and 11,716,212 shares issued and
   outstanding ............................................      177        117
  Notes receivable from stockholders ......................     (477)      (636)
  Warrants ................................................      --       1,848
  Additional paid-in-capital ..............................  188,218     57,470
  Accumulated deficit .....................................   (8,834)   (14,816)
                                                            --------   --------
    Total preferred and common stock and other
     stockholders' equity .................................  179,098     43,993
                                                            --------   --------
  Total redeemable preferred stock, preferred and common
   stock and other stockholders' equity ...................  179,098     78,334
                                                            --------   --------
    Total liabilities, redeemable preferred stock,
     preferred and common stock and other stockholders'
     equity ............................................... $528,339   $467,184
                                                            ========   ========

                See notes to consolidated financial statements.

                      BERINGER WINE ESTATES HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            THREE MONTHS        NINE MONTHS
                                                ENDED              ENDED
                                              MARCH 31,          MARCH 31,
                                           ----------------  ------------------
                                            1998     1997      1998      1997
                                           -------  -------  --------  --------
Gross revenues ..........................  $81,271  $70,670  $249,121  $210,650
Less excise taxes .......................    4,103    3,226    11,766    10,120
                                           -------  -------  --------  --------
Net revenues ............................   77,168   67,444   237,355   200,530
Cost of goods sold ......................   43,409   42,408   138,314   133,685
                                           -------  -------  --------  --------
Gross profit ............................   33,759   25,036    99,041    66,845
Selling, general and administrative
 expenses ...............................   22,030   18,488    69,828    57,643
                                           -------  -------  --------  --------
Operating income ........................   11,729    6,548    29,213     9,202
Other income (expense):
  Interest expense ......................   (5,094)  (6,658)  (18,049)  (19,394)
  Other, net ............................      821      622     1,982       228
                                           -------  -------  --------  --------
Income (loss) before income taxes .......    7,456      512    13,146    (9,964)
Provision for (benefit of) income taxes .    2,208      466     3,847    (4,794)
                                           -------  -------  --------  --------
Net income (loss) before extraordinary
 item ...................................    5,248       46     9,299    (5,170)
Less preferred stock dividends and
 accretion of discount ..................      --     1,255     4,365     3,650
                                           -------  -------  --------  --------
Income (loss) before extraordinary item
 available to common stockholders .......    5,248   (1,209)    4,934    (8,820)
Extraordinary loss, net of tax ..........      --       --      3,317       --
                                           -------  -------  --------  --------
    Net income (loss) available to common
     stockholders........................  $ 5,248  $(1,209) $  1,617  $ (8,820)
                                           =======  =======  ========  ========
Income (loss) per share:
  Basic EPS before extraordinary item ...  $  0.28  $ (0.10) $   0.30  $  (0.74)
  Less extraordinary loss per share .....      --       --      (0.20)      --
                                           -------  -------  --------  --------
    Basic EPS after extraordinary item ..  $  0.28  $ (0.10) $   0.10  $  (0.74)
                                           =======  =======  ========  ========
  Diluted EPS before extraordinary item .  $  0.26  $ (0.10) $   0.28  $  (0.74)
  Less extraordinary loss per share .....      --       --      (0.19)      --
                                           -------  -------  --------  --------
    Diluted EPS after extraordinary item
     ....................................  $  0.26  $ (0.10) $   0.09  $  (0.74)
                                           =======  =======  ========  ========
Weighted average number of common shares
 and equivalents outstanding:
    Basic ...............................   19,081   11,931    16,344    11,849
                                           =======  =======  ========  ========
    Diluted .............................   20,187   11,931    17,472    11,849
                                           =======  =======  ========  ========

                See notes to consolidated financial statements.

                      BERINGER WINE ESTATES HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                            THREE MONTHS       NINE MONTHS
                                                ENDED             ENDED
                                              MARCH 31,         MARCH 31,
                                           ----------------  -----------------
                                            1998     1997     1998      1997
                                           -------  -------  -------  --------
Cash flows from operating activities:
  Net Income (loss) ...................... $ 5,248  $    46  $ 5,982  $ (5,170)
  Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities:
   Deferred taxes ........................  (1,367)  (2,145)  (2,921)  (13,629)
   Depreciation and amortization .........   2,734    1,675    8,501     4,724
   Provision for doubtful accounts .......     --       --       --        205
   Extraordinary loss on early
    extinguishment of debt ...............     --       --     1,509       --
   Other .................................     --        27       85        31
  Change in assets and liabilities:
   Accounts receivable-trade .............   8,820   (2,875)     --     (3,353)
   Inventories ...........................   4,014   20,729  (40,450)    5,631
   Prepaids and other assets .............  (2,713)  (5,420)  (2,113)   (4,659)
   Accounts payable-trade ................ (16,622) (17,330)   6,145      (446)
   Book overdraft liability ..............  (2,386)     --    (2,001)      --
   Accrued trade discounts ...............  (2,047)  (1,563)   1,521       693
   Accrued payroll, bonuses and benefits .      17   (2,500)   1,261    (1,602)
   Accrued interest ......................     (79)   4,377   (1,359)     (113)
   Other accrued expenses ................     675   (1,682)     (86)    1,145
   Income taxes payable ..................     531     (659)   1,866     1,834
   Other liabilities .....................    (500)    (499)  (1,500)    6,834
                                           -------  -------  -------  --------
    Net cash used in operating activities
     .....................................  (3,675)  (7,819) (23,560)   (7,875)
                                           -------  -------  -------  --------
Cash flows from investing activities:
  Acquisitions of property, plant and
   equipment .............................  (9,571)  (2,367) (25,914)   (9,043)
  Stags' Leap acquisition ................     --   (20,351)           (20,351)
  Other ..................................    (194)     --      (165)      --
                                           -------  -------  -------  --------
    Net cash used in investing activities
     .....................................  (9,765) (22,718) (26,079)  (29,394)
                                           -------  -------  -------  --------
Cash flows from financing activities:
  Net fundings (repayments) of long-term
   debt and line of credit                  13,060   15,999  (45,067)   25,000
  Repayment of amount due to Nestle ......     --       --       --     (4,024)
  Proceeds from initial public offering ..     --       --   132,476       --
  Issuance of common stock ...............     467    4,954      767     5,780
  Issuance (redemption) of preferred stock
   .......................................     --       --   (38,705)      318
  Proceeds from notes receivable from
   stockholders ..........................     --       --       159       106
                                           -------  -------  -------  --------
    Net cash provided by financing
     activities ..........................  13,527   20,953   49,630    27,180
                                           -------  -------  -------  --------
Net increase (decrease) in cash ..........      87   (9,584)     (9)   (10,089)
Cash at beginning of the period ..........      19   13,718      115    14,223
                                           -------  -------  -------  --------
Cash at end of the period ................ $   106  $ 4,134  $   106  $  4,134
                                           =======  =======  =======  ========

                 See notes to consolidated financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at June 30, 1997 and March 31, 1998 and its results of operations and its cash flows for the three and nine-month periods ended March 31, 1997 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 333-34443)

NOTE 2--INVENTORIES

  The Company utilizes the "first in, first out" (FIFO) method of accounting for all inventories. Inventories at March 31, 1998 and June 30, 1997 are as follows:

                                                              MARCH 31, JUNE 30,
                                                                1998      1997
   ($ IN THOUSANDS)                                           --------- --------
   Wine in production........................................ $128,590  $ 89,890
   Cased goods and retail....................................  111,582   104,485
   Crop costs and supplies...................................   14,375    19,722
                                                              --------  --------
       Total................................................. $254,547  $214,097
                                                              ========  ========

  Included in inventory at March 31, 1998 and June 30, 1997 were $24.7 million and $47.5 million, of inventory cost step-up remaining from applying purchase accounting relative to the acquisitions of Beringer Wines Estates Company, Chateau St. Jean and Stag's Leap Winery.

NOTE 3--EARNINGS PER SHARE COMPUTATION

  During the quarter ended December 31, 1997, the Company adopted Financial Accounting Standard No. 128--Earnings Per Share. This standard replaces the previously reported primary and fully diluted EPS calculations with basic and diluted EPS calculations. Basic EPS represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all dilutive potential common shares that were outstanding during the period.

  Basic EPS is computed using the weighted average number of Class A and Class B common shares outstanding. Diluted EPS is computed using the weighted average number of Class A and Class B common shares outstanding while giving effect to all dilutive potential common shares that were outstanding during the period. Potential common shares consist primarily of stock options and warrants (dilutive impact calculated applying the "treasury stock method").

  The table below is a summary of both the numerator and denominator for the basic and diluted EPS calculations:

                                                                    NINE-
                                           THREE MONTHS ENDED    MONTHS ENDED
                                                MARCH 31,         MARCH 31,
                                           -------------------  --------------
                                             1998      1997      1998   1997
                                           --------- ---------  ------ -------
($ IN THOUSANDS)
NUMERATOR--INCOME (LOSS)
Net income (loss) before extraordinary
 item..................................... $   5,248 $      46  $9,299 $(5,170)
Less: Preferred stock dividends...........       --      1,255   4,365   3,650
                                           --------- ---------  ------ -------
  Extraordinary item......................       --        --    3,317     --
Net income (loss) available to common
 stockholders............................. $   5,248 $  (1,209) $1,617 $(8,820)
                                           ========= =========  ====== =======
DENOMINATOR--BASIC SHARES
Average common shares outstanding.........    19,081    11,931  16,344  11,849
Basic EPS................................. $    0.28 $   (0.10) $ 0.10 $ (0.74)
                                           ========= =========  ====== =======
DENOMINATOR--DILUTED SHARES
Average common shares outstanding.........    19,081    11,931  16,344  11,849
Dilutive effect of common stock
 equivalents..............................     1,106       --    1,128     --
                                           --------- ---------  ------ -------
  Total diluted shares....................    20,187    11,931  17,472  11,849
Diluted EPS............................... $    0.26 $   (0.10) $ 0.09 $ (0.74)
                                           ========= =========  ====== =======

NOTE 4--CHANGES IN REDEEMABLE PREFERRED STOCK AND EQUITY

  During the nine-month period ended March 31, 1998 the Company executed several significant transactions impacting the equity of the Company.

  In October 1997 the Company sold, in an initial public offering, 5.5 million Class B common shares and received net proceeds of $132.5 million. The Company used $38.7 million of the net proceeds from the IPO to redeem the Series A Preferred Stock. The table below presents a summary of the significant changes in redeemable preferred stock and stockholders' equity.

   CHANGES IN PREFERRED STOCK AND STOCKHOLDERS' EQUITY
   $ IN MILLIONS
   Equity at June 30, 1997.............................................. $ 78.3
   Net income for nine-months...........................................    6.0
   Initial public offering proceeds.....................................  132.5
   Series A preferred stock redeemed....................................  (38.7)
   Other changes........................................................    1.0
                                                                         ------
   Equity at March 31, 1998............................................. $179.1
                                                                         ======

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

INTRODUCTION

  Beringer Vineyards was founded in 1876. On January 1, 1996, an investment group led by Texas Pacific Group acquired Beringer Wine Estates Holdings, Inc. (the Company), in a leveraged transaction. Thereafter, the Company's operations were expanded with the acquisitions of Chateau St. Jean in April 1996 and Stags' Leap Winery in February 1997.

  Each of these transactions was recorded using the purchase accounting method. Under this method, the purchase price was allocated to the assets and liabilities of the acquired company in the order of their liquidity and based on their estimated fair market values at the time of the transaction. When the Company was acquired in January 1996, $101.9 million of the purchase price in excess of book value was allocated to the Company's inventory on hand at the transaction date. This allocation of purchase price is referred to as inventory step-up throughout this document. Subsequent acquisitions have resulted in additional inventory step-up. The 1996 purchase of Chateau St. Jean generated $6.4 million in inventory step-up, while the 1997 acquisition of Stags' Leap winery generated $14.6 million in inventory step-up. The Company uses the "first-in, first-out" ("FIFO") method of inventory accounting. As the inventory on hand at the transaction dates is sold in the normal course of business under the FIFO method of accounting, costs of the wine sold are charged to cost of goods sold, including the amount of the inventory step-up allocated to the wine sold. As this inventory step-up is charged to cost of goods sold, it reduces the Company's gross profit and its overall operating results. The charges to cost of goods sold resulting from the inventory step-up are non-cash items and are expected to affect the Company's reported performance at decreasing levels through fiscal year 2000. As the inventory step-up will affect the Company's reported financial results only in the near term, the current results are not indicative of the Company's future performance. Management's discussion reflects adjusted results excluding the impact of inventory step-up.

  In October 1997, the Company sold 4,920,000 shares of Class B Common Stock to the public (the IPO) and 600,000 shares of Class B Common Stock directly to holders of the Series A Preferred Stock. Net proceeds from the public offering were $132.5 million which was used to retire all of its outstanding subordinated notes, redeem all outstanding shares of the Series A Preferred Stock, and retire $49.9 million and $6.0 million of the Company's line of credit and long-term senior debt, respectively. The early retirement of the subordinated notes resulted in a pre-tax extraordinary charge of $4.7 million that included a $3.2 million prepayment penalty and $1.5 million write-off of unamortized discount. The early redemption of the Series A Preferred Stock resulted in a $2.5 million reduction of net income allocable to common stockholders, which represented the accelerated accretion of the original issue discount remaining on the redemption date.

SUMMARY

NET INCOME (LOSS) AND PER
SHARE AMOUNTS
$ IN THOUSANDS, EXCEPT PER
SHARE DATA
                            03/31/98 12/31/97  09/30/97  06/30/97  03/31/97  12/31/96  09/30/96
3 MONTHS ENDED:             -------- --------  --------  --------  --------  --------  --------
As Reported
  Net Income (loss) to
   Common.................   $5,248  $(1,591)  $(2,040)  $(1,549)  $(1,209)  $(1,600)  $(6,011)
  Diluted EPS.............     0.26    (0.09)    (0.16)    (0.12)    (0.10)    (0.13)    (0.51)
Adjusted (1)
  Net Income (loss) to
   Common.................   $8,801  $ 8,916   $ 3,123   $ 3,666   $ 5,208   $ 3,843   $ 2,372
  Diluted EPS.............     0.44     0.50      0.22      0.26      0.39      0.29      0.18

--------
(1) Net income adjusted to exclude the non-cash charge related to inventory step-up and the non-recurring charges for the extraordinary item and the accelerated accretion of the preferred dividend discount resulting from the redemption of Series A Preferred Stock.

  Beringer Wine Estates' net income available to common stockholders was $5.2 million or $0.26 per diluted share in the third quarter of fiscal 1998 compared to a loss of $1.2 million or $(0.10) per share in the third quarter last year. Adjusted net income available to common stockholders was $8.8 million or $0.44 per share for the quarter compared to $5.2 million or $0.39 per share in the third quarter 1997. Adjusted net income is net income adjusted to exclude the non-cash charge related to inventory step-up and the non-recurring charges for the extraordinary item and the accelerated accretion of the preferred dividend discount resulting from the redemption of Series A Preferred Stock.

  For the nine-months ended March 31, 1998 net income available to common stockholders was $1.6 million or $0.09 per diluted share. This compares to a net loss of $8.8 million or $(0.74) per diluted share for the nine-months ended March 31, 1997. Adjusted net income for the current nine-month period was $20.8 million or $1.19 per share compared to $11.4 million or $0.86 per share last year. This $9.4 million or 82% increase in adjusted net income was due to an improvement in gross profit, a reduction of total expense, and the reduction of the preferred dividend and normal accretion.

  Third quarter gross profit increased $8.7 million or 35%, to $33.8 million over the third quarter of last year. Gross profit, excluding the non-cash charge related to inventory step-up, for the third quarter grew 17% over third quarter 1997 to $40.5 million, reflecting an 11% increase in case volume and higher gross margin. Selling, general and administrative expenses for the third quarter fiscal 1998 grew $3.5 million or 19% over third quarter fiscal 1997, reflecting increased spending on advertising and other non-product specific expenses. Third quarter operating income was $11.7 million as compared to $6.5 million in the third quarter of fiscal 1997. Third quarter adjusted operating income, excluding inventory step-up, increased $2.4 million or 15% to $18.4 million compared to the same quarter last year.

  Total assets and inventory were $528.3 million and $254.5 million respectively, 13% and 19% higher than the June 30, 1997 balances. Total debt at March 31, 1998 was $275.6 million, down $43.5 million from June 30, 1997.

RESULTS OF OPERATIONS

 Net Revenue

GROSS PROFIT
                         03/31/98 12/31/97 09/30/97 06/30/97 03/31/97 12/31/96 09/30/96
($ IN THOUSANDS)         -------- -------- -------- -------- -------- -------- --------
Net Revenue............. $77,168  $94,377  $65,810  $68,930  $67,444  $77,125  $55,961
Cost of Goods Sold......  36,715   47,519   31,314   33,989   32,977   39,498   28,057
Inventory Step-up.......   6,694    8,220    7,852   10,155    9,431    8,543   15,179
                         -------  -------  -------  -------  -------  -------  -------
Gross Profit............ $33,759  $38,638  $26,644  $24,786  $25,036  $29,084  $12,725

  Fiscal 1998 third quarter net revenue increased $9.7 million or 14%, over the fiscal 1997 third quarter, to $77.2 million. This increase was due to volume gains, higher per unit revenues and favorable changes in the mix of brands sold. Shipments of nine-liter case equivalents for the quarter increased 11% to 1.45 million cases over the same quarter last year. The volume gain resulted primarily from Beringer and Meridian brand growth and the impact of the Stags' Leap winery acquired in February 1997. During the third quarter, Beringer and Meridian revenue grew from last year by 11% and 55%, respectively. The Company expects revenue growth in future quarters will result primarily from volume growth as the impact of price increases, if any, are expected to be less than those taken in the past two years.

  The third quarter average revenue per nine-liter case increased 4% to $53.33 per case compared to the third quarter last year. This increase primarily reflects the positive mix change resulting from increased Meridian volume and higher per unit revenue from other California brands.

  Net revenues for the nine-months ended March 31, 1998, were $237.4 million, an increase of 18% compared to the nine-months ended March 31, 1997. Case shipments for the nine-months increased 10% over last year, to 4.49 million nine-liter case equivalents. For the nine-month period, as compared to the prior year, revenue was up 15% for Beringer, 43% for Meridian and 22% for Imports. The average revenue per nine-liter case equivalent increased $3.64 or 7% to $52.85 for the nine-month period compared to last year.

 Cost of Goods Sold

  Third quarter cost of goods sold rose $1.0 million to $43.4 million from the same period last year. Included in third quarter cost of goods sold are $6.7 million and $9.4 million of non-cash charges resulting from the inventory step-up for fiscal 1998 and fiscal 1997, respectively. Excluding inventory step-up, cost of goods sold for the quarter increased $3.7 million or 11% from last year, to $36.7 million. This increase reflects an 11% increase in case volume and an $0.18 increase in per case cost. The change in average product cost includes increases in Beringer and all other California brands cost per case partially offset by a decrease in Meridian cost per case. These changes are primarily due to price changes in raw materials as new vintages are introduced.

  Cost of goods sold for the nine-months ended March 31, 1998 increased from the prior year by $4.6 million to $138.3 million. Included in cost of goods sold are $22.8 and $33.2 million of non-cash charges resulting from the inventory step-up for the nine-month periods ended March 31, 1998 and 1997. Cost of goods sold, excluding the non-cash charge related to inventory step-up, was $115.5 million for the nine-months ended March 31, 1998. This was a $15.0 million increase from the same period of fiscal 1997. For the nine-month period ended March 31, 1998 the average cost per nine-liter case increased $1.06 to $25.73, an increase of 4% over the same period in the prior year.

 Gross Profit

  Third quarter gross profit increased $8.7 million or 35% over the same quarter a year ago. Excluding the non-cash charge associated with inventory step-up, the third quarter gross profit increased $6.0 million or 17% over the prior year. This increase reflects an 11% increase in case volume and a 6% increase in per unit profitability.

 Gross Margin

                         03/31/98 12/31/97 09/30/97 06/30/97 03/31/97 12/31/96 09/30/96
                         -------- -------- -------- -------- -------- -------- --------
Net Revenue.............  100.0%   100.0%   100.0%   100.0%   100.0%   100.0%   100.0%
Cost of Goods Sold......   56.3%    59.1%    59.5%    64.0%    62.9%    62.3%    77.3%
                          -----    -----    -----    -----    -----    -----    -----
Gross Margin............   43.7%    40.9%    40.5%    36.0%    37.1%    37.7%    22.7%
Inventory Step-up.......    8.7%     8.7%    11.9%    14.7%    14.0%    11.1%    27.1%
                          -----    -----    -----    -----    -----    -----    -----
Adjusted Gross Margin...   52.4%    49.6%    52.4%    50.7%    51.1%    48.8%    49.8%
                          -----    -----    -----    -----    -----    -----    -----

  Third quarter gross margin improved to 43.7% from a 37.1% margin for the third quarter fiscal 1997. Gross margin, excluding the non-cash charge associated with inventory step-up, grew from 51.1% to 52.4% for the same period. On a per unit basis, the improvement in gross margin was due to a $1.80 increase in average net revenue per nine-liter case partially offset by an $0.18 average per case cost increase.

  Gross profit for the nine-month period ended March 31, 1998 was $33.8 million, an increase of $8.7 million over the same period in fiscal 1997. Adjusted gross profit for the nine-month period ending March 31, 1998 increased $21.8 million to $121.8 million over the nine-month period ended March 31, 1997. The increase was a result of 10% volume growth and 11% growth in per unit profits.

 Selling, General and Administrative Expenses (SG&A)

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES
                         03/31/98  12/31/97  09/30/97  06/30/97  03/31/97  12/31/96  09/30/96
($ IN THOUSANDS)         --------  --------  --------  --------  --------  --------  --------
SG&A.................... $22,030   $26,603   $21,195   $21,004   $18,488   $24,250   $14,905
% of Net Revenue........      29%       28%       32%       30%       27%       31%       27%

  SG&A consists of product specific selling and marketing expenses such as trade discounts, advertising and product merchandising, and non-product specific expenses such as sales and marketing staff, and general and administrative expenses. The $3.5 million increase in SG&A from third quarter 1997 to third quarter 1998 was due to increased advertising spending and increases in other costs including sales, marketing, hospitality, and general and administrative expenses.

  For the current nine-month period, SG&A increased $12.2 million or 21% over last year. This increase reflects additional advertising spending and increased non-product specific costs. Beringer and Meridian print and radio campaigns and Meridian national television spots accounted for most of the increased advertising spending. The Company expects SG&A to continue to increase as it expands its advertising campaigns and continues to test market potential new product lines.

 Operating Income

OPERATING INCOME
                          03/31/98  12/31/97  09/30/97 06/30/97 03/31/97 12/31/96 09/30/96
($ IN THOUSANDS)          --------  --------  -------- -------- -------- -------- --------
Operating Income........  $11,729   $12,035    $5,449   $3,782   $6,548   $4,834  $(2,180)
Add Back Inventory Step-
 up.....................    6,694     8,220     7,852   10,155    9,431    8,543   15,179
                          -------   -------    ------   ------   ------   ------  -------
Adjusted Operating
 Income.................   18,423    20,255    13,301   13,937   15,979   13,377   12,999
Operating Margin........     15.2%     12.8%      8.3%     5.5%     9.7%     6.3%    -3.9%
Adjusted Operating
 Margin.................     23.9%     21.5%     20.2%    20.2%    23.7%    17.3%    23.2%

  The $5.2 million increase in third quarter operating income includes a $2.7 million decrease in third quarter inventory step-up in cost of sales compared to the same period in the prior year. Excluding inventory step-up, operating income increased $2.4 million or 15% for third quarter 1998 compared to a year ago.

  Operating income for the nine-months ended March 31, 1998 was $11.7 million, a 79% increase from the same period in fiscal 1997. Excluding inventory step-up, operating income for the nine-months ended March 31, 1998 was $52.0 million, a $9.6 million or 23% increase over the nine-months ended March 31, 1997. The nine-month adjusted operating margin improved to 21.9% from 21.1% last year.

 Interest Expense and Other Income/Expense

  Third quarter interest expense fell to $5.1 million or 23% from $6.7 million in the third quarter of fiscal 1997 due to a $38.8 million reduction in total debt outstanding. The debt reduction was a result of the retirement of debt with the proceeds from the IPO.

  Interest expense for the nine-month period was $18.0 million, a decrease of $1.3 million or 7% from the same period last year.

 Income Tax Provision (Benefit)

  The $2.2 million third quarter and $3.8 million nine-month income tax provision was based on an anticipated annual tax rate of approximately 30%. The $5.3 third quarter and $13.2 million nine-month adjusted tax provision was based on an anticipated annual tax rate of approximately 37%. The adjusted tax provision reflects the exclusion of the non-cash charge related to inventory step-up and the non-recurring charges for the extraordinary item and the accelerated accretion of the preferred dividend discount resulting from the redemption of Series A Preferred Stock. The increase in the effective tax rate from last year was primarily the result of higher taxable income. Management anticipates the Company's effective tax rate will continue to increase as income increases until it reaches the Company's statutory rate of approximately 41%.

 Preferred Stock Dividends

  During the second quarter of fiscal 1998, the Company redeemed all of its Series A Preferred Stock with proceeds from the IPO. As a result of this redemption which occurred in the second quarter, the Company recorded accelerated accretion of the remaining original issue discount of $2.5 million. In addition, prior to redemption, the Company recorded dividends and normal accretion of $1.9 million in fiscal 1998. Therefore, the total dividends and accretion of $4.4 million for the current fiscal year were higher than the $3.7 million paid for the nine-months ending March 31, 1997.

 Extraordinary Items

  During the second quarter of fiscal 1998, the Company retired all of its outstanding subordinated debt with proceeds from the IPO. The prepayment penalty and accelerated accretion of the remaining original issue discount resulted in an extraordinary charge of $4.7 million. The extraordinary item is shown net of $1.4 million in taxes.

FINANCIAL CONDITION

 Assets

  Total assets increased $61.2 million or 13% over June 30, 1997 to $528.3 million on March 31, 1998. March 31, 1998 inventory grew $40.5 million from June 30, 1997 to $254.4 million. This increase reflects the cost of increased quantities on hand partially offset by a reduction of $22.8 million in inventory step-up balances from June 30, 1997. The $18.4 million increase in property, plant and equipment over the past nine-months consists of $25.9 million in acquisitions offset by depreciation of $7.5 million.

 Liabilities

  Total liabilities of $349.2 million on March 31, 1998 decreased $39.6 million from June 30, 1997. At March 31, 1998 long-term debt outstanding was $168.9 million and the line of credit balance was $101.5 million. After taking into consideration a $3.5 million outstanding letter of credit, $53.4 million was available under the terms of this credit agreement. The revolving line of credit is classified as long-term debt due to its expiration date of January 2001.

LIQUIDITY AND CAPITAL RESOURCES

  Working capital at March 31, 1998 was $247.3 million, compared to $209.7 million at June 30, 1997.

  In October 1997 the Company used the net proceeds of its initial public offering to:

  1) Retire all the outstanding Subordinated Notes, including prepayment penalties and interest, in the amount of $39.1 million; 2) Repay $49.9 million of its line of credit; 3) Repay $6.0 million of its long-term senior debt; 4) Redeem all of the Series A Preferred Stock, at the redemption value of $38.7 million.

  The Company anticipates that current capital, combined with cash from operations and the availability of cash from additional financing under the Company's currently existing credit facilities, will be sufficient to meet its liquidity and capital expenditures requirements through the end of fiscal 1998. As a result of the Company's expected future growth and planned capital investments, management expects to increase its use of its existing credit facilities and potentially access alternative financing sources in the future.

YEAR 2000 COMPLIANCE

  As a result of computer programs being written using two digits rather than four, the performance of the Company's computer systems, and those of its suppliers and customers, in the Year 2000 is uncertain. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  The Company has initiated a Year 2000 project, using internal and external resources, to evaluate the impact of the Year 2000 on its products and operating systems. This will include the initiation of formal communications with its significant suppliers and customers to determine the extent to which the Company's interface systems are vulnerable to third party failures to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

  Given that most of the Company's internal financial and administrative systems have been installed within the last few years, the Company does not expect the cost of addressing the Year 2000 issue to have a material impact on the Company's business, results of operations or financial condition. However, there can be no guarantee that if modifications or replacement of portions of the software are necessary, it will be completed in a timely manner.

FACTORS THAT MAY AFFECT RESULTS

 Changes in Consumer Spending and Preferences for Wine Could Adversely Affect the Company

  The success of the Company's business depends upon a number of factors related to the level of consumer spending, including the general state of the economy and consumer confidence in future economic conditions.

 Risks from Geographic Concentration of Sales

  In its fiscal year ended June 30, 1997, approximately 25% of the Company's wine sales were concentrated in California and approximately 25% were concentrated in the States of New York, New Jersey, Texas, Illinois, Pennsylvania and Florida. Changes in national consumer spending or consumer spending in these and other regions can affect both the quantity and price level of wines that customers are willing to purchase at restaurants or through retail outlets. Reduced consumer confidence and spending may result in reduced demand for the Company's products, limitations on its ability to increase prices, and increased selling and promotional expenses.

 Risk of Dependence on Certain Varietals

  Approximately 78% of the Company's net revenues in its fiscal year ended June 30, 1997 were concentrated in its top three selling varietal wines. Sales of White Zinfandel, Chardonnay and Cabernet Sauvignon accounted for 40.0%, 26.0% and 11.0% of the Company's fiscal 1997 net revenues, respectively. A sudden and unexpected shift in consumer preferences, or a reduction in sales of wine generally or in wine varietals or types, particularly White Zinfandel, could have a material adverse affect on the Company's business, financial condition and results of operations.

 Risks from Competition

  The premium table wine industry is intensely competitive and highly fragmented. The Company's wines compete in all of the premium wine market segments with many other premium wines produced domestically and abroad, with imported wines coming primarily from France, Italy and Chile. The Company's wines also compete with popular-priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages for shelf space in retail stores and for marketing focus by the Company's independent distributors, many of which carry extensive brand portfolios. Many of the Company's competitors have significantly greater capital resources than the Company.

 Risks from Seasonality of Wine Business

  The Company has experienced, and expects to continue to experience, seasonal and quarterly fluctuations in net revenue, cost of goods sold and net income. Sales volume tends to increase in advance of and to decrease following holiday periods and the date price increases go into effect. In addition, sales volume tends to decrease when distributors begin a quarter with larger than standard inventory levels. The timing of releases for certain wines can also have an impact on quarterly results. Further, sales volume tends to decrease during the summer months. Thus, the Company typically reports lower earnings in its first fiscal quarter. The Company's level of borrowing fluctuates throughout the year, generally peaking during the second or third fiscal quarter as a result of harvest costs and the timing of contractual payments to grape growers.

  The Company is managed to achieve broad, long-term strategic objectives. In certain instances, the Company may make decisions that it believes will enhance its long-term growth and profitability, even if such decisions depress quarterly earnings.

 Agricultural Risks

  Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, and extreme weather conditions can materially, and adversely, effect the quality and quantity of grapes available to the Company. This could, therefore, materially and adversely affect the quality and supply of the Company's wines and, consequently, its business, financial condition and results of operations. The Company has approximately 1,000 acres of phylloxera-infested vineyards that need to be replanted over the next four years.
Risks from Fluctuations in Quantity and Quality of Grape Supply

  A shortage in the supply of wine grapes could result in an increase in the price of some or all grape varieties and a corresponding increase in the cost to the Company of its wine production, particularly with respect to White Zinfandel, for which virtually all of the Company's grapes are externally sourced. Such an increase in the cost of producing the Company's wines could have a material adverse effect on the Company's business, financial condition and results of operations.

  New vineyards are rapidly being planted and old vineyards are being replanted to greater densities, with the expected result of significantly increasing the supply of premium wine grapes and the amount of wine that will be produced. This expected increase in grape production could result in an excess of supply over demand and force wineries to reduce or not increase prices, which could have a material adverse effect on the Company's business, financial condition and results of operations.

 Risks from Dependence on Distribution Network

  The Company sells its products principally to distributors for resale to restaurants and retail outlets. Sales to the Company's largest distributor (Southern Wine and Spirits of America, Inc.) and to the Company's ten largest distributors combined, represented approximately 30% and 59%, respectively, of the Company's net revenues during fiscal 1997. Sales to the Company's ten largest distributors are expected to continue to represent a substantial majority of the Company's net revenues in the future. Poor performance of the Company's major distributors or the Company's inability to collect accounts receivable from its major distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

 Risks from Capital Requirements of the Wine Business and the Company's
Leverage

  The premium wine industry is a capital-intensive business that requires substantial capital expenditures to develop and acquire vineyards and to improve or expand wine production. Further, the farming of vineyards and acquisition of grapes and bulk wine require substantial amounts of working capital. The Company was acquired in a leveraged transaction at the beginning of 1996 and since that time has reduced its indebtedness so that at March 31, 1998, the Company's total long-term debt was approximately $270 million. The Company projects the need for significant capital spending and increased working capital requirements over the next several years which will require additional borrowings or other financing.

  The Company's substantial leverage has several important consequences to holders of its Common Stock, including the following: (1) the Company has significant fixed interest and principal repayment obligations requiring the expenditure of substantial amounts of cash; and, (2) the Company's existing senior debt covenants restrict, among other things, its ability to pay dividends on its capital stock and to incur additional indebtedness. The Company's leverage could also have a material adverse effect on the Company's business, financial condition and results of operations.

FORWARD-LOOKING STATEMENTS

  This Form 10-Q and other information provided from time to time by the Company contains historical information as well as forward-looking statements about the Company, the premium wine industry, and general economic conditions. These forward-looking statements include, for example, projections about the Company's planned capital and other expenditures, projections relating to estimates of sales and earnings growth, and costs of labor and grapes.

  Actual results may differ materially from the Company's current projections. A shift in consumer preferences and demand for premium wine, competition from other premium wine companies, and agricultural risks, among other conditions, may adversely affect the Company's operating results.

  For additional cautionary statements and risks which could cause results to differ materially from the Company's forward-looking statements, please refer to the "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Prospectus, dated October 28, 1997. These forward-looking statements speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation to publicly release any updates or revisions of any such forward-looking statements to reflect any changes in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.

                           PART II. OTHER INFORMATION

ITEM 1 THROUGH 5. OTHER INFORMATION

  Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  A.Exhibit 11  Statement re Computation of Per Share Earnings (see Note 3 to
                the Financial Statements on Page 4).

     Exhibit 27  Financial Data Schedule

  B.No reports on Form 8K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Beringer Wine Estates Holdings, Inc.

May 11, 1998
                                          By: Peter F. Scott
                                             --------------------------------
                                                Peter F. Scott, Senior Vice
                                             President, Finance and Operations
                                                          and CFO