Form 10-K405
period 1998-06-30
BERINGER WINE ESTATES HOLDINGS INC
filed 1998-09-28
CIK 1041891

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED JUNE 30, 1998         COMMISSION FILE NUMBER: 000-
                                                  23175

                     BERINGER WINE ESTATES HOLDINGS, INC.

   INCORPORATED IN DELAWARE                   I.R.S. EMPLOYER IDENTIFICATION:
                                              68-0370340

                         PRINCIPAL EXECUTIVE OFFICES:
                               1000 PRATT AVENUE
                         ST. HELENA, CALIFORNIA 94574
                                (707) 963-7115

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:
                                     NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                             CLASS B COMMON STOCK

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

  As of August 31, 1998 there were issued and outstanding (i) 1,373,420 shares of Class A Common Stock and (ii) 18,044,606 shares of Class B Common Stock. The aggregate market value of the registrant's voting stock held by non-affiliates was $242,596,756 as of August 31, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on November 5, 1998, including Item 10 (as to Directors), 11, 12 and 13 are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS INTRODUCTION

  Beringer Wine Estates Holdings, Inc. ("we", "us" and "our" below) is a leading producer of premium California varietal table wines. These wines are marketed under the Beringer, Meridian Vineyards, Chateau St. Jean, Napa Ridge, Chateau Souverain and Stags' Leap brand names. We also import wines from France, Italy and Chile. These wines are marketed under the Gabbiano, Tarapaca, Rivefort of France, Campanile and Travaglini brands. Led by our highly popular Beringer White Zinfandel, we have achieved a well-established competitive position in chain stores, club stores and other retail stores and restaurants. Our wines are widely recognized for quality and value. We are focused exclusively on the 750 ml size bottle premium wine category.

  Beringer was founded in 1876 and is the oldest continuously operating winery in Napa Valley. Beringer was family-owned until 1971, when it was acquired by a subsidiary of Nestle S.A. We launched the Napa Ridge brand in 1986 and also acquired Chateau Souverain that year. We acquired Meridian Vineyards in 1988. On January 1, 1996, we were acquired by Silverado Partners Acquisition Corp., which was controlled by an investment group led by TPG Partners, L.P. Subsequently we acquired Chateau St. Jean in April 1996 and Stags' Leap Winery in February 1997. We have assembled extensive strategic vineyard acreage in the prime growing regions of Napa, Sonoma, Lake, Santa Barbara and San Luis Obispo Counties. Our principal executive offices are located at 1000 Pratt Avenue, St. Helena, California 94574. Our telephone number is (707) 963-7115.

INDUSTRY BACKGROUND

  The wine industry can be separated into three segments: (1) premium wines selling in a 750ml bottle, (2) "jug" wines selling in large size bottles (1.5L, 3L, 4L, 5L), and (3) other wine products, including sparkling and fortified wines, wine coolers and flavored wines. We compete in the premium wine category, which has grown faster than the other two segments over the past 18 years. We believe this category will also continue to outperform the other segments. The premium wine category is often further broken down into three segments: the popular premium ($3-$7 per 750ml); super-premium ($7-$14 per 750ml); and ultra-premium (over $14 per 750ml) segments. We compete in all three premium wine segments.

  Our largest distributor is Southern Wine and Spirits of America, Inc. They represent our brands in California, Florida, Nevada and South Carolina. Our combined sales to them in fiscal 1998 represented approximately 32% of our gross revenues. Sales to our ten largest distributors combined, represented approximately 58% of our gross revenues during fiscal 1998. Sales to these ten largest distributors are expected to continue to represent a substantial majority of our net revenues in the future.

MARKETING AND DISTRIBUTION

  We employ branded consumer advertising, merchandising, brand management and public relations to differentiate our products, build brand loyalty and broaden our potential markets.

  We sell our wines primarily to distributors, who then sell to retailers and restaurateurs. Our multi-brand portfolio has permitted us to develop strong relationships with our distributors and retailers.

GRAPE SUPPLY AND VINEYARD OWNERSHIP

  We currently control approximately 9,500 acres of California coastal vineyard land. Approximately 7,990 acres are currently planted and we plan to plant the balance within two years. During the 1997 harvest these vineyards supplied us with approximately 47% of our grape requirements, excluding Beringer White Zinfandel. The remaining 53% was supplied by outside growers and purchases of bulk wine. The grapes used in our Beringer White Zinfandel are almost completely sourced through long term contracts with well-established growers. Our strategy permits us to help control the quality and supply of the more expensive varietals. It also permits us to manage an important cost component of our wines.

WINEMAKING

  Our strategic focus is to produce high quality wines throughout our product portfolio. We use talented winemakers, high quality grapes and state of the art equipment to produce these wines. Our winemakers blend the best new technology with traditional practices, such as barrel aging to produce wines that have been consistently recognized for quality over the last decade. We are also dedicated to our research programs that include experimental winemaking and grape growing studies.

EMPLOYEES

  We employ approximately 625 regular, full-time employees. We also employ part-time and seasonal workers for our vineyard, production and hospitality operations. Approximately 100 production, bottling and warehouse employees at Beringer Vineyards are covered by a collective bargaining agreement. Since 1972, there have been no labor stoppages or strikes. We are not aware of any material disputes with employees. We believe our relations with our employees are good.

TRADEMARKS

  We maintain U.S. Federal trademark registrations for our brands, proprietary products and certain vineyard names. We also maintain international trademark registrations where it is appropriate to do so.

ITEM 2. PROPERTIES

  We operate six wineries in California, including the Beringer Vineyards, Meridian Vineyards, Chateau St. Jean, Chateau Souverain, Stags' Leap and Asti wineries.

  Please see the discussion above, Grape Supply and Vineyard Ownership, regarding our vineyard properties.

  We lease a distribution facility in Napa, California. We lease office space in Napa, in several cities throughout the U.S. and in Switzerland. We store wines in a warehouse operated by an independent third party. We also lease barrel aging facilities in Templeton and in Santa Maria, California.

ITEM 3. LEGAL PROCEEDINGS

  We are a party to a lawsuit involving environmental contamination at our Asti Winery. Our former owner, Nestle, retained full responsibility for the prosecution and defense of this lawsuit. They also retained all liability for this lawsuit and any claims connected with it.

  We are not a party to any other material legal proceedings.

EXECUTIVE OFFICERS

 NAME                          AGE                     POSITION
 ----                          ---                     --------
 Walter T. Klenz.............   53 President, Chief Executive Officer and Chairman
                                   of the Board of Directors
 Robert E. Steinhauer........   57 Senior Vice President-Vineyard Operations
 Edward B. Sbragia...........   49 Senior Vice President and Winemaster
 Peter F. Scott..............   45 Senior Vice President, Finance and Operations
                                   and
                                   Chief Financial Officer
 Janelle E. Thompson.........   49 Vice President, Marketing and Hospitality
 Richard G. Carter...........   54 Vice President, Sales
 Martin L. Foster............   52 Vice President, Treasury and Investor Relations
 A. Tor Kenward..............   50 Vice President, Winery Communications
 Thomas W. Peterson..........   46 Vice President-Sonoma Operations and Winemaking
 Gregory M. Delaney..........   34 Vice President, Controller and Chief Accounting
                                   Officer
 Douglas W. Roberts..........   46 Vice President, General Counsel and Secretary

  Walter T. Klenz has been a director since January 1996 and became Chairman of the Board in August 1997. Mr. Klenz joined us in 1976 as director of marketing for the Beringer brand, and has served as our President and Chief Executive Officer since 1990. From 1984 until 1990, he served as Senior Vice President, Finance/Operations.

  Robert E. Steinhauer joined us in 1979 and has served as our Senior Vice President-Vineyard Operations since 1989.

  Edward B. Sbragia joined us in 1976 and has served as our Senior Vice President and Winemaster since 1989.

  Peter F. Scott joined us in June 1997 as our Senior Vice President, Finance and Operations and Chief Financial Officer. He served as Chief Financial Officer of Kendall-Jackson Winery, Ltd. from 1990 until he joined us.

  Janelle E. Thompson joined us in 1982 and has served as our Vice President, Marketing and Hospitality since 1987.

  Richard G. Carter joined us in 1975 and has served as our Vice President, Sales since 1984.

  Martin L. Foster joined us in 1992 as Vice President and Treasurer. In 1997 he assumed executive responsibility for Investor Relations.

  A. Tor Kenward joined us in 1977 and has served as our Vice President, Winery Communications since 1986.

  Thomas W. Peterson joined us in 1986 and has served as our Vice President-Sonoma Operations and Winemaking since 1996.

  Gregory M. Delaney joined us in 1998 as our Vice President-Controller and Chief Accounting Officer. From 1990 until he joined us he held the same position with Barnett Banks, Inc.

  Douglas W. Roberts joined us in 1976 and has served as our Secretary since 1990. He was appointed Vice President and General Counsel in 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  Our Class A Common Stock is not publicly traded. Our Class B Common Stock is traded on the Nasdaq National Market under the symbol "BERW". The table below states the high and low closing sale prices on the Nasdaq National Market from our initial public offering on October 29, 1997 through the fiscal year ending June 30, 1998:

      1998                                                          HIGH    LOW
      ----                                                         ------- -----
      January 1-March 31.......................................... $51.375 $36
      April 1-June 30............................................. $54.062 $39.5
      1997                                                          HIGH    LOW
      ----                                                         ------- -----
      October 29-December 31...................................... $38     $30

  As of June 30, 1998, there were 374 holders of record of our Class A and Class B Common Stock. We have not paid dividends since our inception and we do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

  The selected financial data for fiscal years 1996 through 1998 are presented on page 1 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information for this item is presented on pages 31 through 37 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  This information is presented on page 35 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The index to Financial Statements, Supplementary Data and Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on page 7 of this Annual Report on Form 10-K.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is incorporated by reference from pages 7, 8 and 18 of the registrant's definitive proxy statement for its Annual Meeting of shareholders to be held on November 5, 1998, as filed with the Securities and Exchange Commission, and Item 4 and page 57 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference from pages 14 through 16 of the registrant's definitive proxy statement for its Annual Meeting of shareholders to be held on November 5, 1998, as filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference from page 11 of the registrant's definitive proxy statement for its Annual Meeting of shareholders to be held on November 5, 1998, as filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference from page 13 of the registrant's definitive proxy statement for its Annual Meeting of shareholders to be held on November 5, 1998, as filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1 and 2--Index to Consolidated Financial Statements and Schedules:

  The following documents are filed as part of this report:

                                                                     PAGE IN
                                                                  ANNUAL REPORT*
                                                                  --------------
Report of Independent Accountants...............................        56
Consolidated Balance Sheets as of June 30, 1997 and 1998........        38
Consolidated Statements of Operations for the six months ended
 December 31, 1995 and June 30, 1996 and for the years ended
 June 30, 1997 and 1998.........................................        39
Consolidated Statement of Changes in Common Stock and Other
 Stockholders' Equity for the six months ended December 31,
 1995...........................................................        39
Consolidated Statements of Changes in Common Stock and Other
 Stockholders' Equity for the six months ended June 30, 1996 and
 the years ended June 30, 1997 and 1998.........................        40
Consolidated Statements of Cash Flows for the six months ended
 December 31, 1995 and June 30, 1996 and for the years ended
 June 30, 1997 and 1998.........................................        41
Notes to Consolidated Financial Statements......................        42

  (a) 3--Exhibits: Filed with this report:

EXHIBIT INDEX

   10.4 Beringer Wine Estates Holdings, Inc. 1998 Incentive Stock Plan.
   13   Beringer Wine Estates Holdings, Inc. Annual Report to Shareholders for
        the year ended June 30, 1998, but only to the extent set forth in Items
        1, 5, 6, 7 and 8 of this Annual Report on Form 10-K for the year ended
        June 30, 1998.
   21   Subsidiaries of the registrant.
   22   Consent of PricewaterhouseCoopers LLP independent accountants.
   27   Financial Data Schedule (not considered to be filed).

--------
* Incorporated by reference to the indicated pages of the registrant's annual report to security holders for the fiscal year ended June 30, 1998, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

PREVIOUSLY FILED:
EXHIBIT INDEX

  The following documents, except as noted, were filed as exhibits to the registrant's Registration Statement on Form S-1 (No. 333-34443), dated October 28, 1997:

    2.1     Stock Purchase Agreement by and among Nestle Holdings, Inc., NOTG
            Holdings, Inc., Silverado Partners Acquisition Corp. and TPG
            Partners, L.P., dated as of November 17, 1995, as amended on
            December 28, 1995. (1)
    3.(i)3  Form of Restated Certificate of Incorporation, as filed with the
            Secretary of State of the State of Delaware on November 4, 1997.
            (2)
    3.(ii)1 Bylaws of the registrant. (2)
   10.1     Registrant's 1996 Stock Option Plan and Incentive Stock Option and
            Non-Qualified Stock Option Agreements. (1)
   10.5     Registrant's 1998 Stock Option Plan and Incentive Stock Option
            Agreement. (1)
   10.6     Form of Indemnity Agreement between the Registrant and its officers and directors. (1)
   10.7     Second Amended and Restated Credit Agreement between Beringer Wine
            Estates Company and Pacific Coast Farm Credit Services, ACA, as
            agent on behalf of itself and CoBank, ACB; Bank of America NT & SA;
            General Electric Capital Corporation, Cooperatieve Centrale
            Raiffeisen-Boerenleenbank B.A. Rabobank Nederland, New York Branch;
            and BankBoston, N.A., dated as of February 28, 1997. (1)
   10.7(a)  First Amendment, dated as of October 1, 1997, to Second Amendment and Restated Credit Agreement dated as of October 1, 1997 between
            Beringer Wine Estates Company and Pacific Coast Farm Credit
            Services, ACA, as agent on behalf of itself and CoBank, ACB; Bank of America NT & SA; General Electric Capital Corporation,
            Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. Rabobank
            Nederland, New York Branch; and BankBoston, N.A., dated as of
            February 28, 1997. (1)
   10.8     Wine Distributorship Agreement between Registrant and Southern Wine
            & Spirits of America, Inc. effective as of October 1, 1996, as amended. (Confidential treatment granted for part of this
            document.) (1)
   10.9     Grape, Juice and Wine Purchase Agreement between Delicato Vineyard and the Registrant dated December 31, 1996. (Confidential treatment granted for part of this document.) (1)
   10.10    Five Year Evergreen Contract for White Zinfandel Wine from Lodi between Registrant and Bronco Wine Company dated May 15, 1997, as revised June 3, 1997. (Confidential treatment granted for part of this document.) (1)

--------
(1) Incorporated by reference to Registration Statement on Form S-1 (No. 333-34443).

(2) Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (File No. 000-23175).

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                        THREE YEARS ENDED JUNE 30, 1998
                                (IN THOUSANDS)

                                                                 YEAR ENDED
                                                                  JUNE 30,
                                                               ----------------
                                                               1996  1997  1998
                                                               ----  ----  ----
Balance at beginning of year.................................. $175  $174  $251
Provision for uncollectable accounts..........................  --    210   --
Net charge-offs...............................................   (1) (133)   (2)
                                                               ----  ----  ----
Balance at end of year........................................ $174  $251  $249

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Beringer Wine Estates Holdings, Inc.

                                                    /s/ Walter T. Klenz
                                          By: _________________________________
                                              WALTER T. KLENZ CHIEF EXECUTIVE
                                            OFFICER, PRESIDENT AND CHAIRMAN OF
                                                         THE BOARD

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Walter T. Klenz, Peter F. Scott and Douglas W. Roberts, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.

  Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURES                        TITLE                 DATE

         /s/ Walter T. Klenz           Chairman of the          September 25,
-------------------------------------   board, President &           1998
           WALTER T. KLENZ              Chief Executive
                                        Officer

         /s/ Peter F. Scott            Senior Vice              September 25,
-------------------------------------   President--Finance           1998
           PETER F. SCOTT               & Operations &
                                        Chief Financial
                                        Officer

       /s/ Gregory M. Delaney          Vice President--         September 25,
-------------------------------------   Controller and               1998
         GREGORY M. DELANEY             Chief Accounting
                                        Officer

        /s/ Richard L. Adams           Director                 September 25,
-------------------------------------                                1998
          RICHARD L. ADAMS

         /s/ David Bonderman           Director                 September 25,
-------------------------------------                                1998
           DAVID BONDERMAN

      /s/ Randy Christofferson         Director                 September 25,
-------------------------------------                                1998
        RANDY CHRISTOFFERSON

        /s/ James G. Coulter           Director                 September 25,
-------------------------------------                                1998
          JAMES G. COULTER

             SIGNATURES                        TITLE                 DATE

          /s/ Timm F. Crull            Director                 September 25,
-------------------------------------                                1998
            TIMM F. CRULL

       /s/ Willilam A. Franke          Director                 September 25,
-------------------------------------                                1998
          WILLIAM A. FRANKE

        /s/ E. Michael Moone           Director                 September 25,
-------------------------------------                                1998
          E. MICHAEL MOONE

      /s/ William S. Price III         Director                 September 25,
-------------------------------------                                1998
        WILLIAM S. PRICE III

          /s/ Jesse Rogers             Director                 September 25,
-------------------------------------                                1998
            JESSE ROGERS

         /s/ George A. Vare            Director                 September 25,
-------------------------------------                                1998
           GEORGE A. VARE

           /s/ Emily Woods             Director                 September 25,
-------------------------------------                                1998
             EMILY WOODS

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 7 present fairly, in all material respects, the financial position of Beringer Wine Estates Holdings, Inc. and its subsidiaries at June 30, 1997 and 1998, and the results of their operations and their cash flows for each of the six month periods ended December 31, 1995 and June 30, 1996 and the years ended June 30, 1997 and 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Francisco, CA
September 25, 1998