Form 10-Q
period 1998-09-30
BERINGER WINE ESTATES HOLDINGS INC
filed 1998-11-16
CIK 1041891

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

  FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998

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

                                Yes [X] No [_]

  As of 11/12/98, the Registrant's Common Stock outstanding was:

      TITLE                 OUTSTANDING
      -----                 -----------
      Class A Common Stock   1,373,022
      Class B Common Stock  18,061,023

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                          PAGE
                                                                          ----
 PART I:  FINANCIAL INFORMATION
 Item 1   Financial Statements
          Consolidated Balance Sheets--June 30, 1998 and September 30,
           1998                                                             1
          Consolidated Statements of Operations--three month periods
           ended September 30, 1998 and 1997                                2
          Consolidated Statements of Cash Flows--three month periods
           ended September 30, 1998 and 1997                                3
          Notes to Consolidated Financial Statements                        4
 Item 2   Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                          4
 PART II: OTHER INFORMATION
 Item 6   Exhibits and Reports on Form 8-K

     1. Exhibits:  Exhibit 27--Financial Data Schedule

     2. Form 8-K:  No reports on Form 8-K were filed during the quarter ended September 30, 1998

                      BERINGER WINE ESTATES HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                        JUNE 30,  SEPTEMBER 30,
                                                          1998        1998
                                                        --------  -------------
                                                                   (UNAUDITED)
                        ASSETS
Current assets:
  Cash................................................. $     21    $     18
  Accounts receivable--trade, net of allowance of
   $249................................................   30,524      35,106
  Inventories..........................................  251,669     260,764
  Deferred tax assets..................................    5,781       6,286
  Prepaids and other current assets....................    3,214       3,598
                                                        --------    --------
   Total current assets................................  291,209     305,772
Property, plant and equipment, net of accumulated
 depreciation of $24,041 and $27,064...................  244,697     257,804
  Investments..........................................      432       1,358
  Other assets, net....................................    7,262       7,110
                                                        --------    --------
   Total assets                                         $543,600    $572,044
                                                        ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable--trade.............................. $ 17,456    $ 19,556
  Book overdraft liability.............................    1,207       3,188
  Accrued trade discounts..............................    4,527       5,570
  Accrued payroll, bonuses and benefits................    6,706       4,485
  Accrued interest.....................................    4,543       4,948
  Other accrued expenses...............................    6,515       4,849
  Income taxes payable.................................    1,686       4,132
  Current portion of line of credit....................    6,800       2,200
  Current portion of long-term debt....................    4,406       4,493
                                                        --------    --------
   Total current liabilities...........................   53,846      53,421
Line of credit, less current portion...................   98,500     124,000
Long-term debt, less current portion...................  167,461     166,305
Deferred tax liabilities...............................   33,559      34,165
Other liabilities......................................    4,333       3,833
                                                        --------    --------
   Total liabilities...................................  357,699     381,724
                                                        --------    --------
Stockholders' equity:
  Preferred Stock, $0.01 par value; 5,000,000 shares
   authorized..........................................      --          --
  Class A Common Stock, $0.01 par value; 2,000,000
   shares authorized; 1,377,652 and 1,373,420 shares
   issued and outstanding..............................       14          14
  Class B Common Stock, $0.01 par value; 38,000,000
   shares authorized; 18,037,025 and 18,060,625 shares
   issued and outstanding..............................      180         180
  Notes receivable from stockholders...................     (448)       (414)
  Additional paid-in-capital...........................  188,721     189,102
  Retained earnings (accumulated deficit)..............   (2,566)      1,438
                                                        --------    --------
   Total stockholders' equity..........................  185,901     190,320
                                                        --------    --------
   Total liabilities and stockholders' equity.......... $543,600    $572,044
                                                        ========    ========

                See notes to consolidated financial statements.

                      BERINGER WINE ESTATES HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                             ----------------
                                                              1997     1998
                                                             -------  -------
Gross revenues.............................................. $68,921  $78,589
Less excise taxes...........................................   3,111    3,569
                                                             -------  -------
Net revenues................................................  65,810   75,020
Cost of goods sold..........................................  39,166   40,642
                                                             -------  -------
Gross profit................................................  26,644   34,378
Operating expenses..........................................  21,195   23,456
                                                             -------  -------
Operating income............................................   5,449   10,922
Interest expense............................................   7,022    5,034
Other expense (income), net.................................    (628)    (527)
                                                             -------  -------
Income (loss) before income taxes...........................    (945)   6,415
Provision for (benefit of) income taxes.....................    (272)   2,411
                                                             -------  -------
Net income (loss)...........................................    (673)   4,004
Less preferred stock dividends and accretion of discount....   1,367      --
                                                             -------  -------
   Net income (loss) available to common stockholders....... $(2,040) $ 4,004
                                                             =======  =======
Income (loss) per share:
   Basic EPS................................................ $ (0.16) $  0.21
                                                             =======  =======
   Diluted EPS.............................................. $ (0.16) $  0.20
                                                             =======  =======
Weighted average number of common shares and equivalents
 outstanding:
   Basic....................................................  12,912   19,434
                                                             =======  =======
   Diluted..................................................  12,912   20,168
                                                             =======  =======



                See notes to consolidated financial statements.

                      BERINGER WINE ESTATES HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                              THREE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                            ------------------
                                                              1997      1998
                                                            --------  --------
Cash flows from operating activities:
  Net income (loss)........................................ $   (673) $  4,004
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Deferred taxes..........................................     (524)      101
   Depreciation and amortization...........................    2,684     3,393
   Other...................................................       82        27
  Change in assets and liabilities:
   Accounts receivable--trade..............................     (985)   (4,582)
   Inventories.............................................  (46,867)   (9,095)
   Prepaids and other assets...............................    1,479      (602)
   Accounts payable--trade.................................   40,501     2,100
   Book overdraft liability................................    6,218     1,981
   Accrued trade discounts.................................      307     1,043
   Accrued payroll, bonuses and benefits...................       60    (2,221)
   Accrued interest........................................     (424)      405
   Other accrued expenses..................................     (397)   (1,666)
   Income taxes payable....................................      --      2,446
   Other liabilities.......................................     (499)     (500)
                                                            --------  --------
    Net cash provided by (used in) operating activities....      962    (3,166)
                                                            --------  --------
Cash flows from investing activities:
  Acquisitions of property, plant and equipment............   (9,189)  (16,130)
  Increase in investments..................................      --       (926)
  Distributions from investments...........................       29       --
                                                            --------  --------
    Net cash used in investing activities..................   (9,160)  (17,056)
                                                            --------  --------
Cash flows from financing activities:
  Net (repayments of) proceeds from line of credit.........     (905)   20,900
  Proceeds from (repayment of) long-term debt..............    8,800    (1,069)
  Issuance of common stock.................................      300       354
  Proceeds from notes receivable from stockholders.........      --         34
                                                            --------  --------
    Net cash provided by financing activities..............    8,195    20,219
                                                            --------  --------
Net decrease in cash.......................................       (3)       (3)
Cash at beginning of the period............................      115        21
                                                            --------  --------
Cash at end of the period.................................. $    112  $     18
                                                            ========  ========

                See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at June 30, 1998, and September 30, 1998, and its results of operations and cash flow for the three month periods ended September 30, 1997 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to the Company's Form 10-K for the year ended June 30, 1998. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

NOTE 2--INVENTORIES

  The Company utilizes the "first in, first out" (FIFO) method of accounting for all inventories. Inventories at June 30 and September 30, 1998 are as follows:

                                                          JUNE 30, SEPTEMBER 30,
                                                            1998       1998
   (IN THOUSANDS)                                         -------- -------------
   Bulk wine............................................. $ 96,779   $ 73,861
   Cased goods and retail................................  133,668    157,883
   Crop costs and supplies...............................   21,222     29,020
                                                          --------   --------
     Total............................................... $251,669   $260,764
                                                          ========   ========

  Included in inventory at June 30 and September 30, 1998 were $19.6 million and $14.7 million, respectively, of inventory cost step-up remaining from applying purchase accounting to the acquisitions of Beringer Wines Estates Company, Chateau St. Jean and Stags' Leap Winery.

NOTE 3--EARNINGS PER SHARE COMPUTATION

  The table below presents the computation of basic and diluted earnings per share:

                                                                THREE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              -----------------
                                                                1997     1998
                                                              --------  -------
   (IN THOUSANDS)
   NUMERATOR--INCOME (LOSS)
   Net income (loss) available to common stockholders........ $ (2,040) $ 4,004
   DENOMINATOR--BASIC SHARES
   Average common shares outstanding.........................   12,912   19,434
                                                              --------  -------
   Basic EPS................................................. $  (0.16) $  0.21
   DENOMINATOR--DILUTED SHARES
   Average common shares outstanding.........................   12,912   19,434
   Dilutive effect of common stock equivalents...............      --       734
                                                              --------  -------
     Total diluted shares....................................   12,912   20,168
                                                              --------  -------
   Diluted EPS............................................... $  (0.16) $  0.20

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY

NET INCOME (LOSS) AND PER SHARE AMOUNTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                         SEPTEMBER 30, DECEMBER 31, MARCH 31, JUNE 30, SEPTEMBER 30,
                             1997          1997       1998      1998       1998
THREE MONTHS ENDED:      ------------- ------------ --------- -------- -------------
As Reported
 Net income (loss)
  available to common
  stockholders..........   $ (2,040)     $ (1,591)   $5,248    $6,266     $4,004
 Diluted EPS............      (0.16)        (0.09)     0.26      0.31       0.20
Adjusted (1)
 Net income available to
  common stockholders...   $  3,123      $  8,916    $8,801    $8,697     $7,017
 Diluted EPS............       0.22          0.50      0.44      0.43       0.35

--------
(1) Net income (loss) available to common stockholders adjusted to exclude the after tax effect of the non-cash charge related to inventory step-up, the extraordinary loss from the early redemption of debt in the September 30, 1997 quarter, and the non-recurring charge for the accelerated accretion of the preferred stock discount resulting from the redemption of Series A Preferred Stock in the September 30, 1997 quarter.

  Beringer Wine Estate's first quarter net income available to common stockholders grew to $4.0 million, an increase of $6.0 million from the first quarter of fiscal 1998. Diluted earnings per share for the first quarter rose $0.36 per share from the first quarter of last year to $0.20 per share. Adjusted net income for the quarter increased $3.9 million or 125%, to $7.0 million. Adjusted earnings per share increased in the first quarter by $0.13 per diluted share, or 59% over last year's first quarter, to $0.35. Adjusted net income (loss) is net income (loss) adjusted to exclude the after tax effect of the non-cash charges related to inventory step-up and the non-recurring charges for the extraordinary loss from the early redemption of debt recorded in the September 30, 1997 quarter, and the accelerated accretion of the preferred stock discount resulting from the redemption of Series A Preferred Stock in the September 30, 1997 quarter.

  Net revenues for the quarter ended September 30, 1998 grew 14%, as compared to the same period last year, to $75.0 million. Sales volume for the first quarter of fiscal 1999 increased 10% while average unit revenue increased 4%. First quarter gross profit was $34.4 million, an increase of $7.7 million or 29% compared to last year's first quarter. Adjusted gross profit, excluding the non-cash charge related to inventory step-up, for the first quarter grew $4.8 million or 14% over the same quarter last year, to $39.3 million. Operating expenses for the first quarter increased $2.3 million or 11%, compared to last year's first quarter, to $23.5 million. First quarter operating income increased $5.5 million, to $10.9 million, from last year's first fiscal quarter. Adjusted operating income, excluding inventory step-up, was $15.9 million, an increase of $2.6 million or 19% compared to last year's first quarter.

RESULTS OF OPERATIONS

 Results of Operations

GROSS PROFIT
(IN THOUSANDS)

                         SEPTEMBER 30, DECEMBER 31, MARCH 31, JUNE 30, SEPTEMBER 30,
                             1997          1997       1998      1998       1998
THREE MONTHS ENDED:      ------------- ------------ --------- -------- -------------
Net Revenue.............    $65,810      $94,377     $77,168  $81,093     $75,020
Cost of Goods Sold......     39,166       55,739      43,409   44,243      40,642
                            -------      -------     -------  -------     -------
Gross Profit............     26,644       38,638      33,759   36,850      34,378
Inventory Step-up.......      7,852        8,220       6,694    5,079       4,939
                            -------      -------     -------  -------     -------
Adjusted Gross Profit...    $34,496      $46,858     $40,453  $41,929     $39,317
                            =======      =======     =======  =======     =======

  Net revenue for the first quarter of fiscal 1999 increased $9.2 million or 14% over last year's first quarter to $75.0 million. In the first quarter, 1.3 million nine-liter case equivalents were shipped, a 10% increase over the same period last year. First quarter average net revenue per nine-liter case equivalent was $56.48, an increase of 4% from first quarter fiscal 1998. The Company expects future revenue growth to continue primarily from increases in sales volume rather than price increases.

  First quarter net revenue growth was primarily due to the Beringer and Meridian brands. First quarter net revenue increased 16% for Beringer and 28% for Meridian compared to the same period last year. Case shipments increased 12% and 26%, respectively, for Beringer and Meridian over the first quarter of fiscal 1998.

  First quarter cost of goods sold was $40.6 million, an increase of $1.5 million or 4% compared to the first quarter of fiscal 1998. First quarter cost of goods sold included $4.9 million of non-cash charges resulting from inventory step-up for fiscal 1999 and $7.9 million for fiscal 1998. Adjusted cost of goods sold, excluding the inventory step-up, was $35.7 million for the quarter, an increased $4.4 million or 14% over the prior year's first quarter.

  Gross profit for the first quarter increased $7.7 million or 29%, compared to the first fiscal quarter last year, to $34.4 million. Adjusted gross profit, excluding the non-cash inventory step-up charge, for the first quarter was $39.3 million, an increase of $4.8 million or 14% over last year's first quarter. The increase in adjusted gross profit reflects a 10% increase in case volume combined with a 4% increase in per unit profitability.

GROSS MARGIN

                         SEPTEMBER 30, DECEMBER 31, MARCH 31, JUNE 30, SEPTEMBER 30,
                             1997          1997       1998      1998       1998
THREE MONTHS ENDED:      ------------- ------------ --------- -------- -------------
Net Revenue.............     100.0%       100.0%      100.0%   100.0%      100.0%
Cost of Goods Sold......      59.5%        59.1%       56.3%    54.6%       54.2%
                             -----        -----       -----    -----       -----
Gross Margin............      40.5%        40.9%       43.7%    45.4%       45.8%
Inventory Step-up.......      11.9%         8.7%        8.7%     6.3%        6.6%
                             -----        -----       -----    -----       -----
Adjusted Gross Margin...      52.4%        49.6%       52.4%    51.7%       52.4%
                             =====        =====       =====    =====       =====

  Gross margin for the first quarter was 45.8%, up from 40.5% one year ago, due primarily to the lower inventory step-up charge. Adjusted gross margin, excluding inventory step-up, was unchanged from the prior year at 52.4%.

 Operating Expenses, Operating Income and Interest Expense

OPERATING INCOME
(IN THOUSANDS)

                          SEPTEMBER 30, DECEMBER 31, MARCH 31, JUNE 30,  SEPTEMBER 30,
                              1997          1997       1998      1998        1998
THREE MONTHS ENDED:       ------------- ------------ --------- --------  -------------
Operating Income........     $ 5,449      $12,035     $11,729  $13,430      $10,922
Add Back Inventory Step-
 up.....................       7,852        8,220       6,694    5,079        4,939
                             -------      -------     -------  -------      -------
Adjusted Operating
 Income.................     $13,301      $20,255     $18,423  $18,509      $15,861
                             =======      =======     =======  =======      =======
Operating Margin........         8.3%        12.8%       15.2%    16.6%        14.6%
Adjusted Operating
 Margin.................        20.2%        21.5%       23.9%    22.8%        21.1%

  First quarter operating expenses were $23.5 million, an increase of $2.3 million, or 11% compared to last year. First quarter operating expenses were 31.3% of net revenue compared to 32.2% for the same quarter last year. Operating expenses will vary quarterly with changes in seasonal promotional activity. First quarter operating income increased $5.5 million from the first quarter one year ago to $10.9 million. Adjusted operating income for the first quarter increased $2.6 million or 19% over last year's first quarter, to $15.9 million. First quarter fiscal 1999 interest expense decreased $2.0 million or 28% from first quarter fiscal 1998. The interest expense reduction is a result of the retirement of debt with the proceeds from the IPO and lower average interest rates.

FINANCIAL CONDITION

 Assets

  Total assets increased $28.4 million or 5% from June 30, 1998 to $572.0 million on September 30, 1998. Inventory grew $9.1 million from June 30, 1998 to $260.8 million. This increase reflects a $14.0 million increase in inventory quantities on hand offset by a $4.9 million reduction in inventory step-up remaining in inventory at September 30, 1998.

 Liabilities

  Total liabilities increased $24.0 million or 7% from June 30, 1998 to $381.7 million on September 30, 1998. At September 30, 1998, long-term debt outstanding was $166.3 million and the long term line of credit balance was $124.0 million. Taking into consideration a $3.5 million outstanding letter of credit and the $6.7 million current portion of debt, $32.0 million was available under the terms of the credit agreement at September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash used in operating activities for the first quarter was $3.2 million this year. First quarter net cash used in investing activities of $17.1 million consisted primarily of expenditures for property, plant and equipment of $16.1 million. Capital spending included $6.4 million for vineyard development and $9.7 million for facilities development. The Company expects to continue to have significant cash requirements for the remainder of this fiscal year, primarily for growth in inventory and capital spending on vineyards and facilities.

  Net cash of $19.8 million was provided from the existing credit agreements in the first quarter. The Company anticipates that current capital, combined with cash from operations and the availability of cash from additional financing under the Company's credit facilities, will be sufficient to meet its liquidity and capital expenditures requirements through the end of fiscal 1999. However, as a result of the Company's expected growth and planned capital investments, management expects to increase its use of credit facilities and potentially access alternative financing sources in the future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risk from changes in interest rates. To manage this exposure, the Company enters into interest rate exchange agreements. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

  At September 30, 1998, the Company's debt was $297.0 million, of which $184.2 million will reprice during the year ended June 30, 1999 under various bank programs. Additionally, at September 30, 1998 the Company had interest rate exchange agreements that converted a notional amount of $25.0 million of the variable-rate debt to a fixed rate. During fiscal 1999, these interest rate exchange agreements will increase to a notional amount of $90 million. Assuming a 1% increase in interest rates, annual interest expense would be expected to increase approximately $630,000.

  The Company's credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by its counterparty. To minimize this risk, the Corporation selects high credit quality counterparties.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for years beginning after June 15, 1999. The statement requires all derivative securities to be recorded on the balance sheet at fair value and establishes "special accounting" for the different types of derivative securities. The Company plans to adopt this statement in fiscal 2000. Had the Company adopted the statement at September 30, 1998, it would have reported a pre-tax charge to other comprehensive income of approximately $4.2 million, reflecting reduction in market rates relative to the fixed rates of the swap agreements.

YEAR 2000 COMPLIANCE

  The Company has an established program in place, with executive sponsorship, to address Year 2000 issues. During calendar 1997, the Company replaced its financial and administrative computer programs. These new systems are all Year 2000 compliant. The Company is still in the process of reviewing and replacing or modifying processes and systems within its production operations. The Company estimates that the cost of its Year 2000 compliance will not be material and the target completion date for achieving Year 2000 compliance is June 30, 1999.

  Additionally, the Company is contacting all material outside business relationships to confirm Year 2000 compliance, or if not yet compliant, plans and timelines to achieve compliance. This survey is being conducted during the fall of 1998, with a completion date of June 30, 1999. Until the survey of material outside business relationships is completed, the Company cannot determine the reasonable worst case scenario. However, there can also be no guarantee that the systems of other companies, with which the Company has material outside business relationships, will be timely converted and not have an adverse effect on the Company's operations. In the event that one or more material business relationships identifies failure reaching Year 2000 compliance, the Company is ready to develop contingency plans to minimize disruption in the Company's operations. The contingency plan will be completed by June 30, 1999.

FACTORS THAT MAY AFFECT RESULTS

 Changes in Consumer Spending and Preferences for Wine Could Adversely Affect the Company

  The success of the Company's business depends upon a number of factors related to the level of consumer spending, including the general state of the economy and consumer confidence in future economic conditions.

 Risks from Geographic Concentration of Sales

  The Company's gross wine sales are concentrated in certain states. Changes in national consumer spending or consumer spending in these and other regions can affect both the quantity and price level of wines that customers are willing to purchase at restaurants or through retail outlets. Reduced consumer confidence and spending may result in reduced demand for the Company's products, limitations on its ability to increase prices, and increased selling and promotional expenses.

 Risk of Dependence on Certain Varietals

  The Company's net revenues are concentrated in its top three selling varietal wines, White Zinfandel, Chardonnay and Cabernet Sauvignon. A sudden and unexpected shift in consumer preferences, or a reduction in sales of wine generally or in wine varietals or types, particularly White Zinfandel, could have a material adverse affect on the Company's business, financial condition and results of operations.

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

 Agricultural Risks

  Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, and extreme weather conditions can materially, and adversely, effect the quality and quantity of grapes available to the Company. This could, therefore, materially and adversely affect the quality and supply of the Company's wines and, consequently, its business, financial condition and results of operations. The Company has phylloxera-infested vineyards that need to be replanted over the next three years.

 Risks from Fluctuations in Quantity and Quality of Grape Supply

  A shortage in the supply of wine grapes could result in an increase in the price of some or all grape varieties and a corresponding increase in the cost to the Company of its wine production, particularly White Zinfandel, for which virtually all of the Company's grapes are externally sourced. Such an increase in the cost of producing the Company's wines could have a material adverse effect on the Company's business, financial condition and results of operations.

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

 Risks from Capital Requirements of the Wine Business and the Company's
Leverage

  The premium wine industry is a capital-intensive business that requires substantial capital expenditures to develop and acquire vineyards and to improve or expand wine production. Further, the farming of vineyards and acquisition of grapes and bulk wine require substantial amounts of working capital. The Company was acquired in a leveraged transaction at the beginning of 1996. The Company projects the need for significant capital spending and increased working capital requirements over the next several years which will require additional borrowings or other financing.

  The Company's substantial leverage has several important consequences to holders of its Common Stock, including the following: (1) the Company has significant interest and principal repayment obligations requiring the expenditure of substantial amounts of cash; and, (2) the Company's existing senior debt covenants restrict, among other things, its ability to pay dividends on its capital stock and to incur additional indebtedness. The Company's leverage could also have a material adverse effect on the Company's business, financial condition and results of operations.

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

  For additional cautionary statements and risks which could cause results to differ materially from the Company's forward-looking statements, please refer to the Company's Annual Report and Form 10-K for the year ended June 30, 1998. These forward-looking statements speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation to publicly release any updates or revisions of any such forward-looking statements to reflect any changes in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.

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

                                          Beringer Wine Estates Holdings, Inc.

November 11, 1998
                                          By: Peter F. Scott
                                                Peter F. Scott, Senior Vice
                                             President, Finance and Operations
                                                          and CFO