Form 10-Q
period 1998-12-31
BERINGER WINE ESTATES HOLDINGS INC
filed 1999-02-16
CIK 1041891

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

  For the quarterly period ended: December 31, 1998

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

                                Yes [X] No [_]

  As of 02/11/99, the Registrant's Common Stock outstanding was:

     Title                                                          Outstanding
     -----                                                          -----------
     Class A Common Stock                                            1,343,188
     Class B Common Stock                                           18,156,273

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                          PAGE
                                                                          ----
 PART I:  FINANCIAL INFORMATION


 Item 1   Financial Statements


          Consolidated Balance Sheets--June 30, 1998 and December 31,
           1998                                                             1


          Consolidated Statements of Operations--three and six month
           periods ended December 31, 1998 and 1997                         2


          Consolidated Statements of Cash Flows--three and six month
           periods ended December 31, 1998 and 1997                         3


          Notes to Consolidated Financial Statements                        4


 Item 2   Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                          5


 PART II: OTHER INFORMATION


 Item 4   Submission of Matters to a Vote of Security Holders


 Item 6   Exhibits and Reports on Form 8-K
          1. Exhibits:
          10.7  Third Amended and Restated Credit Agreement between
                Beringer Wine Estates Company and Pacific Coast Farm
                Credit Services ACA as agent on behalf of several lenders dated as of December 10, 1998.
            27  Financial Data Schedule
          2 Form 8-K:
          No reports on Form 8-K were filed during the quarter ended
           December 31, 1998

                      BERINGER WINE ESTATES HOLDINGS, INC.

                          Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                         June 30,  December 31,
                                                           1998        1998
                                                         --------  ------------
                                                                   (unaudited)
                         ASSETS
Current assets:
  Cash.................................................. $     21    $    620
  Accounts receivable-trade, net of allowance of $249...   30,524      45,744
  Inventories...........................................  251,669     290,021
  Deferred tax assets...................................    5,781       9,720
  Prepaids and other current assets.....................    3,214       3,195
                                                         --------    --------
    Total current assets................................  291,209     349,300
Property, plant and equipment, net of accumulated
 depreciation of $24,041 and $29,762....................  244,697     260,062
Investments.............................................      432       1,092
Other assets, net.......................................    7,262       8,209
                                                         --------    --------
    Total assets........................................ $543,600    $618,663
                                                         ========    ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable-trade................................ $ 17,456    $ 48,428
  Book overdraft liability .............................    1,207         --
  Accrued trade discounts...............................    4,527       9,275
  Accrued payroll, bonuses and benefits.................    6,706       6,372
  Accrued interest......................................    4,543       4,808
  Other accrued expenses................................    6,515       2,735
  Income taxes payable..................................    1,686       6,443
  Current portion of line of credit.....................    6,800       2,400
  Current portion of long-term debt.....................    4,406       4,582
                                                         --------    --------
    Total current liabilities...........................   53,846      85,043
Line of credit, less current portion....................   98,500      72,500
Long-term debt, less current portion....................  167,461     223,126
Deferred tax liabilities................................   33,559      34,706
Other liabilities.......................................    4,333       3,333
                                                         --------    --------
    Total liabilities...................................  357,699     418,708
                                                         --------    --------
Stockholders' equity:
  Preferred Stock, $0.01 par value; 5,000,000 shares au-
   thorized.............................................      --          --
  Class A Common Stock, $0.01 par value; 2,000,000
   shares authorized; 1,377,652 and 1,351,662 shares
   issued and outstanding...............................       14          14
  Class B Common Stock, $0.01 par value; 38,000,000
   shares authorized; 18,037,025 and 18,136,833 shares
   issued and outstanding...............................      180         181
  Notes receivable from stockholders....................     (448)       (352)
  Additional paid-in-capital............................  188,721     190,315
  Retained earnings (accumulated deficit)...............   (2,566)      9,797
                                                         --------    --------
    Total stockholders' equity..........................  185,901     199,955
                                                         --------    --------
    Total liabilities and stockholders' equity.......... $543,600    $618,663
                                                         ========    ========

                See notes to consolidated financial statements.

                      BERINGER WINE ESTATES HOLDINGS, INC.

                     Consolidated Statements of Operations
                (Unaudited, in thousands, except per share data)

                                       Three months ended   Six months ended
                                          December 31,        December 31,
                                       -------------------  ------------------
                                         1997      1998       1997      1998
                                       --------- ---------  --------  --------
Gross revenues........................ $ 98,929  $ 118,035  $167,850  $196,624
Less excise taxes.....................    4,552      5,462     7,663     9,031
                                       --------  ---------  --------  --------
Net revenues..........................   94,377    112,573   160,187   187,593
Cost of goods sold....................   55,738     59,896    94,904   100,538
                                       --------  ---------  --------  --------
Gross profit..........................   38,639     52,677    65,283    87,055
Selling, general and administrative
 expenses.............................   26,603     35,118    47,798    58,574
                                       --------  ---------  --------  --------
Operating income......................   12,036     17,559    17,485    28,481
Interest expense......................    5,933      5,214    12,955    10,248
Other expense (income), net...........     (533)      (864)   (1,161)   (1,391)
                                       --------  ---------  --------  --------
Income before income taxes............    6,636     13,209     5,691    19,624
Provision for income taxes............    1,912      4,850     1,640     7,261
                                       --------  ---------  --------  --------
Net income before extraordinary item
 and preferred stock dividends and
 discount accretion...................    4,724      8,359     4,051    12,363
Less preferred stock dividends and
 accretion of discount................    2,998        --      4,365       --
                                       --------  ---------  --------  --------
Income (loss) before extraordinary
 item available to common
 stockholders.........................    1,726      8,359      (314)   12,363
Extraordinary loss, net of tax........    3,317        --      3,317       --
                                       --------  ---------  --------  --------
  Net income (loss) available to com-
   mon stockholders................... $ (1,591) $   8,359  $ (3,631) $ 12,363
                                       ========  =========  ========  ========
Income (loss) per share:
  Basic EPS before extraordinary
   item............................... $   0.10  $    0.43  $  (0.02) $   0.63
  Less extraordinary loss per share...    (0.19)       --      (0.22)      --
                                       --------  ---------  --------  --------
  Basic EPS after extraordinary item.. $  (0.09) $    0.43  $  (0.24) $   0.63
                                       ========  =========  ========  ========
  Diluted EPS before extraordinary
   item............................... $   0.10  $    0.41  $  (0.02) $   0.61
  Less extraordinary loss per share...    (0.19)       --      (0.22)      --
                                       --------  ---------  --------  --------
  Diluted EPS after extraordinary
   item............................... $  (0.09) $    0.41  $  (0.24) $   0.61
                                       ========  =========  ========  ========
Weighted average number of common
 shares and equivalents outstanding:
  Basic...............................   16,885     19,488    15,134    19,488
                                       ========  =========  ========  ========
  Diluted.............................   17,963     20,245    15,134    20,237
                                       ========  =========  ========  ========

                See notes to consolidated financial statements.

                      BERINGER WINE ESTATES HOLDINGS, INC.

                     Consolidated Statements of Cash Flows
                           (Unaudited, in thousands)

                                       Three Months Ended    Six Months Ended
                                          December 31,         December 31,
                                       --------------------  ------------------
                                         1997       1998       1997      1998
                                       ---------  ---------  --------  --------
Cash flows from operating activities:
  Net income.........................  $   1,407  $   8,359  $    734  $ 12,363
  Adjustments to reconcile net income
   to net cash used in operating
   activities:
    Deferred taxes...................     (1,030)    (2,893)   (1,554)   (2,792)
    Depreciation and amortization....      2,745      3,038     5,635     6,431
    Extraordinary loss on early
     extinguishment of debt..........      1,509        --      1,509       --
    Other............................          3         22        85        49
    Change in assets and liabilities:
      Accounts receivable-trade......     (7,835)   (10,638)   (8,820)  (15,220)
      Inventories....................      2,403    (29,257)  (44,484)  (38,352)
      Prepaids and other assets......       (541)    (1,036)      732    (1,638)
      Accounts payable-trade.........    (17,734)    28,872    22,787    30,972
      Book overdraft liability.......     (5,833)    (3,188)      385    (1,207)
      Accrued trade discounts........      3,261      3,705     3,568     4,748
      Accrued payroll, bonuses and
       benefits......................      1,184      1,887     1,244      (334)
      Accrued interest...............       (856)      (140)   (1,280)      265
      Other accrued expenses.........       (364)    (2,114)     (761)   (3,780)
      Income taxes payable...........      1,335      2,311     1,335     4,757
      Other liabilities..............       (501)      (500)   (1,000)   (1,000)
                                       ---------  ---------  --------  --------
        Net cash used in operating
         activities..................    (20,847)    (1,572)  (19,885)   (4,738)
                                       ---------  ---------  --------  --------
Cash flows from investing activities:
  Acquisitions of property, plant and
   equipment.........................     (7,154)    (4,956)  (16,343)  (21,086)
  Decrease (increase) in
   investments.......................        --         266       --       (660)
  Distributions from investments.....        --         --         29       --
                                       ---------  ---------  --------  --------
        Net cash used in investing
         activities..................     (7,154)    (4,690)  (16,314)  (21,746)
                                       ---------  ---------  --------  --------
Cash flows from financing activities:
  Net (repayments of) proceeds from
   line of credit....................    (20,224)   (51,300)  (11,424)  (30,400)
  Proceeds from (repayment of) long-
   term debt.........................    (45,798)    56,910   (46,703)   55,841
  Proceeds from initial public
   offering..........................    132,476        --    132,476       --
  Issuance of common stock...........        --       1,192       300     1,546
  Redemption of preferred stock......    (38,705)       --    (38,705)      --
  Proceeds from notes receivable from
   stockholders......................        159         62       159        96
                                       ---------  ---------  --------  --------
        Net cash provided by
         financing activities........     27,908      6,864    36,103    27,083
                                       ---------  ---------  --------  --------
Net increase (decrease) in cash......        (93)       602       (96)      599
Cash at beginning of the period......        112         18       115        21
                                       ---------  ---------  --------  --------
Cash at end of the period............  $      19  $     620  $     19  $    620
                                       =========  =========  ========  ========


                See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position at June 30 and December 31, 1998, and its results of operations and cash flow for the three and six month periods ended December 31, 1997 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to our Form 10-K for the year ended June 30, 1998. Operating results for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 1999.

Note 2--Inventories

  We utilize the "first in, first out" (FIFO) method of accounting for all inventories. Inventories at June 30 and December 31, 1998 are as follows:

                                                           June 30, December 31,
                                                             1998       1998
                                                           -------- ------------
   (in thousands)
   Bulk wine.............................................. $ 96,779   $165,558
   Cased goods and retail.................................  133,668    111,640
   Crop costs and supplies................................   21,222     12,823
                                                           --------   --------
     Total................................................ $251,669   $290,021
                                                           ========   ========

  Included in inventory at June 30 and December 31, 1998 were $19.6 million and $8.2 million, respectively, of inventory cost step-up remaining from applying purchase accounting to the acquisitions of Beringer Wine Estates Company, Chateau St. Jean and Stags' Leap Winery.

Note 3--Earnings Per Share Computation

  The table below presents the computation of basic and diluted earnings per share:

                                        Three Months Ended  Six Months Ended
                                           December 31,       December 31,
                                        --------------------------------------
                                          1997       1998     1997      1998
                                        ---------  -----------------  --------
   (in thousands)
   Numerator--Income (loss)
   Net income (loss) available to
    common stockholders................ $  (1,591) $  8,359 $ (3,631) $ 12,363
   Denominator--Basic shares
   Average common shares outstanding...    16,885    19,488   15,134    19,488
   Basic EPS........................... $   (0.09) $   0.43 $  (0.24) $   0.63
                                        =========  ======== ========  ========
   Denominator--Diluted shares
   Average common shares outstanding...    16,885    19,488   15,134    19,488
   Dilutive effect of common stock
    equivalents........................     1,078       757      --        749
                                        ---------  -------- --------  --------
     Total diluted shares..............    17,963    20,245   15,134    20,237
                                        ---------  -------- --------  --------
   Diluted EPS......................... $   (0.09) $   0.41 $  (0.24) $   0.61
                                        =========  ======== ========  ========

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

Summary

Net Income (Loss) and Per Share Amounts
(in thousands, except per share data)

                         September 30, December 31, March 31, June 30, September 30, December 31,
                             1997          1997       1998      1998       1998          1998
Three months ended:      ------------- ------------ --------- -------- ------------- ------------
As Reported
 Net income (loss)
  available to common
  stockholders..........   $ (2,040)     $ (1,591)   $5,248    $6,266     $4,004       $ 8,359
 Diluted EPS ...........      (0.16)        (0.09)     0.26      0.31       0.20          0.41
Adjusted (1)
 Net income available to
  common stockholders ..   $  3,123      $  8,916    $8,801    $8,697     $7,017       $12,203
 Diluted EPS ...........       0.22          0.50      0.44      0.43       0.35          0.60

--------
(1) Net income available to common stockholders adjusted to exclude the after tax effect of the non-cash charge related to inventory step up, the extraordinary loss from the early redemption of debt recorded in the December 31, 1997 quarter, and the non-recurring charge for the accelerated accretion of the preferred stock discount resulting from the redemption of Series A Preferred Stock in the December 31, 1997 quarter.

  Our net income available to common stockholders in the second quarter of fiscal 1999 increased $10.0 million to $8.4 million from the second quarter fiscal 1998 loss of $1.6 million. Our second quarter ended December 31, 1998 diluted earnings per share grew to $0.41 from a $0.09 loss in the second quarter of the prior fiscal year. Adjusted net income for the quarter ended December 31, 1998 increased $3.3 million, or 37%, to $12.2 million from $8.9 million in the same period in the prior fiscal year. Adjusted earnings per share in the second quarter rose $.10 per diluted share, or 20% over fiscal 1998's second quarter adjusted earnings per share to $0.60. Adjusted net income reflects net income excluding the after tax effect of the non-cash charges related to inventory step-up. It includes the non-recurring charges for the extraordinary loss resulting from the early redemption of debt recorded in the quarter ended December 31, 1997. It also includes the accelerated accretion of preferred stock discount resulting from the redemption of Series A Preferred Stock in the quarter ended December 31, 1997.

  Our net revenues for the second quarter ended December 31, 1998 increased 19%, as compared to the same period last year, to $112.6 million. Sales volume for the second quarter increased 13% while average unit revenue increased 6% from year earlier levels. Second fiscal quarter gross profit rose $14.0 million or 36% over the same quarter in 1997 to $52.7 million. Adjusted gross profit, excluding the non-cash charge related to inventory step-up, for the second fiscal quarter grew $12.3 million or 26% over the second quarter in the last fiscal year to $59.2 million. Operating expenses for the second quarter grew $8.5 million or 32% over the same period in the prior fiscal year to $35.1 million. Second quarter operating income rose $5.5 million from the same period last year to $17.6 million. Second quarter adjusted operating income, excluding the impact of inventory step-up, increased $3.8 million or 19% over the prior fiscal year's second quarter to $24.0 million. Second quarter adjusted operating income represented 21.3% of net revenue.

  For the six months ended December 31, 1998 net income available to common stockholders increased to $12.4 million from a $3.6 million loss for the same period of the prior fiscal year. Diluted earnings per share for the six months ended December 31, 1998 rose $0.85 to $0.61 from a $0.24 loss the prior fiscal year. Adjusted net income for the six months ended December 31, 1998 increased $7.2 million or 60% over the same period of the prior fiscal year. Adjusted earnings per share for the six months ending December 31, 1998 grew to $0.95, 27% higher than the six months ending December 31, 1997. We anticipate that full year adjusted earnings per share growth will approximate full year revenue growth.

  Our net revenues for the six months ended December 31, 1998 grew 17% over the same period in the prior fiscal year to $187.6 million. Nine-liter case shipments for the first six months of fiscal 1999 increased 12% while average unit revenue increased 5%. Based on the strength of the first six months of fiscal 1999, we are expecting the revenue growth rate for the full fiscal year to approximate the revenue growth rate in the first half. Gross profit for the six months ended December 31, 1998 rose $21.8 million to $87.1 million, 33% higher than the same period last fiscal year. Adjusted gross profit, excluding the non-cash charge related to inventory step-up, for the first six months of fiscal 1999 increased $17.1 million or 21% over the same period last year to $98.5 million. Operating expenses for the six months ending December 31, 1998 increased $10.8 million from the same period the prior year to $58.6 million. Operating expenses as a percent of revenue for the full fiscal year should increase over fiscal 1998 at approximately the same rate as in the first half of fiscal 1999, as we expand long-term brand building marketing support behind the Beringer and Meridian Vineyards brands. Operating income for the first six months of fiscal 1999 increased $11.0 million or 63% from the same period last year to $28.5 million. Adjusted operating income for the six months ending December 31, 1998, excluding inventory step-up, rose $6.3 million or 19% over the same period the prior year to $39.9 million.

Results of Operations

Gross Profit (in thousands)

                         September 30, December 31, March 31, June 30, September 30, December 31,
                             1997          1997       1998      1998       1998          1998
Three months ended:      ------------- ------------ --------- -------- ------------- ------------
Net Revenue ............    $65,810      $94,377     $77,168  $81,093     $75,020      $112,573
Cost of Goods Sold......     39,166       55,738      43,409   44,243      40,642        59,896
                            -------      -------     -------  -------     -------      --------
Gross Profit ...........     26,644       38,639      33,759   36,850      34,378        52,677
Inventory Step-up ......      7,852        8,219       6,694    5,079       4,939         6,473
                            -------      -------     -------  -------     -------      --------
Adjusted Gross Profit...    $34,496      $46,858     $40,453  $41,929     $39,317      $ 59,150
                            =======      =======     =======  =======     =======      ========

  Our net revenue for the second quarter of fiscal 1999 increased $18.2 million or 19% over the same period in the prior fiscal year to $112.6 million. This revenue increase reflects 13% volume growth and 6% growth in per unit revenue. Second quarter shipments grew to 2.1 million nine-liter case equivalents and second quarter average net revenue per nine-liter case equivalent grew to $54.30. Our distributor depletions of 2.2 million cases exceeded our shipments during the second quarter. We expect future revenue growth to continue primarily from increases in sales volume rather than price increases.

  Our second fiscal quarter revenue growth was led by the Beringer and Meridian Vineyards brands. Second quarter net revenue increased 15% for Beringer and 58% for Meridian Vineyards over the same period last year. Nine-liter equivalent case shipments increased 9% and 56% for Beringer and Meridian Vineyards respectively, over the second quarter of fiscal 1998. The Beringer brand contributed just over 60% of second quarter revenue, down from 63% last year. The Meridian Vineyards brand accounted for just under 20% of our second fiscal quarter revenue, an increase of 5 points from second quarter in the prior fiscal year

  Our unit revenue for the second fiscal quarter increased 6% due to a higher-priced product mix. This was driven by the continued growth of the Meridian Vineyards brand, which averages over $70 per case. In addition, selected price increases on several of our super-premium and ultra-premium products at the beginning of the fiscal year have contributed to our overall unit revenue increase. We expect our growth to continue to be driven by the Beringer and Meridian Vineyards brands.

  Our net revenue for the six months ended December 31, 1998 increased $27.4 million or 17% over the same period in the prior fiscal year to $187.6 million. Our shipments for the six months ending December 31, 1998 grew 12% over the same period last fiscal year to 3.4 million nine-liter case equivalents. Our average net revenue per case for the first half of fiscal 1999 rose 5% over the same period in fiscal 1998 to $55.15. Our net revenue for the six months ended December 31, 1998 grew 16% for Beringer and 45% for Meridian Vineyards over the same period in the prior fiscal year. In the six months ended December 31, 1998, our case volume grew 10% and 43% for Beringer and Meridian Vineyards, respectively, over the same period in the prior fiscal year.

  Our second fiscal quarter cost of goods sold increased $4.2 million or 7% over the same period in the prior fiscal year to $59.9 million. Our second fiscal quarter cost of goods sold included $6.5 million of non-cash charges resulting from inventory step-up, compared to $8.2 million for the same period in fiscal 1998. Our adjusted second fiscal quarter cost of goods sold, excluding the inventory step-up, increased $5.9 million or 12% over the same period in the prior fiscal year to $53.4 million.

  Our cost of goods sold for the six months ending December 31, 1998 increased $5.6 million or 6% over the same period in the prior year to $100.5 million. Our cost of goods sold for the first six months of fiscal 1999 included $11.4 million of non-cash charges resulting from inventory step-up compared to $16.1 million for the same period in fiscal 1998. Adjusted cost of goods sold for the first half of fiscal 1999, excluding the inventory step-up, increased $10.3 million or 13% over the prior fiscal year to $89.1 million.

  Our gross profit for the second fiscal quarter ended December 31, 1998 grew by $14.0 million or 36%, over the same period in the prior fiscal year to $52.7 million. Our second fiscal quarter adjusted gross profit, excluding the non-cash charge related to inventory step-up, rose $12.3 million or 26% over the same period in the last fiscal year to $59.2 million.

Gross Margin

                         September 30, December 31, March 31, June 30, September 30, December 31,
                             1997          1997       1998      1998       1998          1998
Three months ended:      ------------- ------------ --------- -------- ------------- ------------
Net Revenue ............     100.0%       100.0%      100.0%   100.0%      100.0%       100.0%
Cost of Goods Sold .....      59.5%        59.1%       56.3%    54.6%       54.2%        53.2%
                             -----        -----       -----    -----       -----        -----
Gross Margin ...........      40.5%        40.9%       43.7%    45.4%       45.8%        46.8%
Inventory Step-up ......      11.9%         8.7%        8.7%     6.3%        6.6%         5.7%
                             -----        -----       -----    -----       -----        -----
Adjusted Gross Margin...      52.4%        49.6%       52.4%    51.7%       52.4%        52.5%
                             =====        =====       =====    =====       =====        =====

  Our gross margin for the second fiscal quarter grew to 46.8%, from 40.9% in the same period in the last fiscal year. Our second fiscal quarter adjusted gross margin, excluding inventory step-up, rose to 52.5% from 49.6% for the same period in the last fiscal year. This gross margin improvement was primarily the result of increased unit revenue.

  Our gross profit for the six months ended December 31, 1998 rose $21.8 million or 33% from the same period last fiscal year to $87.1 million. Our adjusted gross profit, excluding the non-cash inventory step-up charge, for the six months ending December 31, 1998 grew $17.1 million or 21% over last fiscal year to $98.5 million. Our gross margin for the first six months of fiscal 1999 rose to 46.4%, from 40.7% for the same period last fiscal year. Our adjusted gross margin, excluding inventory step-up, for the six months ended December 31, 1998 increased to 52.5% from 50.8% for the same period last fiscal year.

Operating Expenses, Operating Income and Interest Expense

Operating Income (in thousands)

                          September 30, December 31, March 31, June 30,  September 30, December 31,
                              1997          1997       1998      1998        1998          1998
Three months ended:       ------------- ------------ --------- --------  ------------- ------------
Operating Income .......     $ 5,449      $12,036     $11,729  $13,430      $10,922      $17,559
Add back Inventory Step-
 up.....................       7,852        8,219       6,694    5,079        4,939        6,473
                             -------      -------     -------  -------      -------      -------
Adjusted Operating
 Income.................     $13,301      $20,255     $18,423  $18,509      $15,861      $24,032
                             =======      =======     =======  =======      =======      =======
Operating Margin .......         8.3%        12.8%       15.2%    16.6%        14.6%        15.6%
Adjusted Operating
 Margin.................        20.2%        21.5%       23.9%    22.8%        21.1%        21.3%

  Our second fiscal quarter operating expenses increased to $35.1 million, an increase of $8.5 million or 32% over the same period in the prior fiscal year. This increase reflects additional spending on advertising, merchandising, other direct product promotional activities and increased non-product specific expenses. Marketing support for our Beringer and Meridian Vineyards brands accounted for the largest increase in promotional spending. Meridian Vineyard's holiday promotional spending this fiscal year increased more than 50% over the holiday period last fiscal year.

  A continuation of the Beringer and Meridian Vineyards advertising campaigns during the important Easter holiday period is included in our marketing plans for the balance of the fiscal year. Most of this advertising will occur in the quarter ended March 31, 1999, with some carry over into the quarter ended June 30, 1999. We expect this type of spending to vary with changes in our seasonal promotional activity. Our operating expenses for the second fiscal quarter rose to 31.2% of net revenue compared to 28.2% for the same period in the last fiscal year.

  Our second fiscal quarter operating income rose $5.5 million over the same period in the prior fiscal year to $17.6 million. Our adjusted operating income for the second fiscal quarter increased $3.8 million or 19% over the same period in the prior fiscal year to $24.0 million. Our second fiscal quarter interest expense decreased $700,000 or 12% from second quarter of fiscal 1998, due primarily to lower debt levels and lower interest rates.

  Our operating expenses for the six months ended December 31, 1998 increased $10.8 million or 23% over the same period in the last fiscal year to $58.6 million. This increase reflects additional spending on advertising, merchandising, other direct product promotional activities and increased non-product specific expenses. Operating expenses for the first six months of fiscal 1999 increased to 31.2% of net revenue compared to 29.8% during the same period in the last fiscal year.

  Our operating income for the six months ended December 31, 1998 grew $11.0 million from the same period in the last fiscal year to $28.5 million. Our adjusted operating income for the first half of fiscal 1999 increased $6.3 million or 19% over the same period in the last fiscal year to $39.9 million. Our interest expense for the six months ended December 31, 1998 decreased $2.7 million or 21% from the same period in the last fiscal year as we retired debt with the proceeds from our October 1997 IPO.

Financial Condition

Assets

  Our total assets increased $75.1 million or 14% from June 30, 1998 to $618.7 million on December 31, 1998. Our inventory grew $38.4 million from June 30, 1998 to $290.0 million on December 31, 1999. This increase reflects a $49.8 million increase in inventory quantities on hand, offset by a $11.4 million reduction in inventory step-up remaining in inventory at December 31, 1998. Although our inventory and receivable levels will be impacted by seasonal patterns, we expect total assets to continue to increase as inventory and property, plant and equipment expand to support anticipated future growth.

Liabilities

  Our total liabilities increased $61.0 million or 17% from June 30, 1998 to $418.7 million at December 31, 1998. At December 31, 1998, our long-term debt outstanding was $223.1 million and the long-term portion of the line of credit decreased to $72.5 million. At December 31, 1998, $221.6 million was available under the terms of our credit agreement.

Liquidity and Capital Resources

  Net cash used in our operating activities for the second quarter dropped to $1.6 million. Second quarter net cash used in investing activities of $4.7 million consisted primarily of expenditures for property, plant and equipment. Our financing activities provided net cash of $6.9 million, primarily from our bank credit agreements.

  Our operating activities for the six months ended December 31, 1998 used net cash of $4.7 million. Net cash used in investing activities for the first half of fiscal 1999 of $21.7 million consisted primarily of expenditures for property, plant and equipment of $21.1 million. Our capital spending included $11.4 million for vineyard development and $9.7 million for facilities development. We expect to continue to have significant cash requirements for the remainder of this fiscal year, primarily for growth in inventory and capital spending on vineyards and facilities.

  Net cash provided by our financing activities for the six months ending December 31, 1998 of $27.1 million was provided primarily from the bank credit agreements. As part of a restructuring of our bank credit agreement we expanded the available bank credit. We anticipate that current capital, combined with cash from operations and the availability of cash from additional financing under our credit facilities, will be sufficient to meet our liquidity and capital expenditures requirements through the end of fiscal 1999. However, as a result of our expected growth and planned capital investments, we expect to increase the utilization of our credit facilities and potentially access alternative financing sources in the future.

Quantitative and Qualitative Disclosures About Market Risk

  We are exposed to market risk from changes in interest rates. To manage this exposure, we enter into interest rate exchange agreements. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives.

  At December 31, 1998, our debt was $302.6 million, of which $146.9 million will re-price during the next twelve months under various bank programs. Additionally, at December 31, 1998 we had interest rate exchange agreements that converted a notional amount of $25 million of the variable-rate debt to a fixed rate. During fiscal 1999, these interest rate exchange agreements will increase to a notional amount of $90 million. As part of the restructuring of the bank credit agreement, debt terms are being structured to align the terms of debt with the terms of our existing derivative instruments.

  Assuming a 1% increase in interest rates, annual interest expense would be expected to increase approximately $192,100. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counterparty. To minimize this risk, we select high credit quality counterparties.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for years beginning after June 15, 1999. The statement requires all derivative securities to be recorded on the balance sheet at fair value and establishes "special accounting" for the different types of hedges. We plan to adopt this statement in fiscal 2000. Had we adopted the statement at December 31, 1998, we would have reported a pre-tax charge to other comprehensive income of approximately $3.2 million. This is because the current market rates were lower than the fixed rates of the swap agreements at December 31, 1998.

Factors That May Affect Results

 Our dependence on sales of certain varietals could adversely affect us if tastes change

  Approximately 78% and 77%, respectively, of our net revenues in our fiscal year ended June 30, 1998 and for the six months ended December 31, 1998 were concentrated in our top three selling varietal wines. Sales of White Zinfandel, Chardonnay and Cabernet Sauvignon accounted for 38%, 26% and 14%, respectively, of our fiscal 1998 net revenues, and for 33%, 28% and 15%, respectively, of our net revenues for the six months ended December 31, 1998. A sudden and unexpected shift in consumer preferences, that results in a reduction in sales of wine generally or in wine varietals or types, particularly White Zinfandel, could cause a significant decline in our revenues and earnings.

 Our dependence on sales in California and other large states could adversely affect us

  During the fiscal year ended June 30, 1998, and for the six months ended December 31, 1998, approximately 25% and 27%, respectively, of our sales were concentrated in California. Another approximately 25% and 23%, respectively, were concentrated in the combined states of New Jersey, Texas, Illinois, and Florida. Changes in national consumer spending or consumer spending in these and other regions can affect consumer demand for our wines. A reduction in consumer confidence and spending in these and other regions could result in reduced demand for our products. It could also limit our ability to increase prices or result in the need for increased selling or promotional expenses.

 We face significant competition in the wine business

  The premium table wine industry is intensely competitive and highly fragmented. Our wines compete in all of the premium wine market segments with many other premium wines produced throughout the world. Our wines also compete with popular-priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages. We compete for shelf space in retail stores and for marketing focus by our independent distributors. Most of our distributors carry extensive product portfolios. Several of our competitors have significantly greater financial resources than we do.

 Our quarterly results fluctuate because of the seasonality of wine business

  We have experienced, and expect to continue to experience, seasonal and quarterly fluctuations in net revenue, cost of goods sold and net income. Our sales volume tends to increase during holiday periods. It also increases prior to the effective dates of price increases. Our sales volume is sensitive to distributor inventories. If they begin a period with higher than normal inventories, their purchases may decline in that period. Our timing of releases for our higher priced wines can also have an impact on our quarterly results. Our sales volume historically declines during the summer months. This historically results in lower earnings during our first fiscal quarter. Our level of borrowing fluctuates throughout the year. It historically peaks during the second and third fiscal quarters as a result of harvest costs, particularly payments to grape growers.

  We manage our business to achieve broad, long-term strategic objectives. We make decisions that we believe will enhance our long-term growth and profitability, even if such decisions may have a short-term negative effect on our quarterly earnings.

 Pestilence, disease and bad weather could adversely affect us

  Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, and extreme weather conditions can substantially reduce the quality and quantity of our grape supply. If our wine quality or supply is reduced, it can detrimentally impact our financial results. Floods in recent vintages have damaged several of our vineyards. While this damage was limited, and did not materially impact our financial results, future flooding or other extreme weather conditions may do so.

  Phylloxera infested most of our North Coast vineyards. It is a louse that feeds on the vine roots and usually destroys the vine over a period of time. We have replanted most of these vineyards using rootstock that is generally believed to be resistant to phylloxera. We have approximately 700 acres of phylloxera-infested vineyards that will be replanted by the end of 2003.

  Vineyards are also susceptible to various insect pests, along with various grapevine diseases and viruses. In certain areas of our vineyards, particularly along riparian habitats, we have incidence of Pierce's Disease. We cannot guarantee Pierce's Disease or other diseases, infestations or pests will not become more widespread in the future. These problems could result in increased prevention, remediation costs and other costs, and consequently lower future earnings.

 Fluctuations in quantity and quality of grape supply could adversely affect us

  Grape supply shortages generally result in higher grape prices. Grape prices are an important component of our costs of production, particularly for White Zinfandel, which is made almost exclusively from purchased grapes. Most of our farming costs are fixed, so a decline in the yields from our own vineyards results in higher costs for our wines. Under certain market conditions, particularly where we cannot increase prices because of competitive pressure, increased grape supply costs could detrimentally affect our financial results.

  New vineyards are being planted and old vineyards are being replanted to greater densities. We expect this will result in significantly increased wine supplies. If this increased supply is not offset by increased consumer demand for premium wines, it could result in competitive pressure on our ability to maintain or increase our prices. Consequently, this could significantly reduce our earnings.

 A significant share of our revenues depend on sales to our largest customers

  We sell our products principally to distributors for resale to restaurants and retail outlets. Sales to our largest distributor (Southern Wine and Spirits of America, Inc.) represented 32% of our net revenues for fiscal 1998, and 32% of our net revenues for the six months ending December 31, 1998. Sales to our ten largest distributors combined, represented 58% of our net revenues for fiscal 1998 and 59% of our net revenues during the six months ended December 31, 1998. Sales to our ten largest distributors are expected to continue to represent a substantial majority of our net revenues in the future. Poor sales performance from our major distributors or our inability to collect accounts receivable from them when due could significantly reduce our earnings.

 Tax increases and increased regulation could adversely affect us

  Anti-alcohol groups regularly advocate higher federal and state excise taxes on our products. Our industry is regularly targeted for increased regulation of our marketing practices and distributor relationships. It is also susceptible to trade barriers erected by countries with competitive wine industries. Increases in excise taxes, as well as increases in income or property taxes, could result in a decline of our earnings. Increased trade regulation could restrict our ability to compete with other beverages. Increased restrictions on our distributor relationships could reduce our flexibility to sell to the best customer in a given market. This could limit our sales growth in those markets. Increases in international trade barriers could cause increases or limitations in our production and marketing methods. As a large landowner and lessee of vineyard lands, we are susceptible to the trend towards more restrictive land use ordinances and regulations. Increased local land use restrictions could result directly and indirectly in increased costs. They could also put us at a competitive disadvantage because many of our competitors' vineyards are not located in counties with increased regulation.

 Year 2000 Compliance

  Many computer programs have been written using two digits for the year fields rather than four. Time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Therefore, the performance of our computer processes and systems, and those of our suppliers and customers, in the Year 2000 is uncertain. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  We have an established program in place, with executive sponsorship, to address Year 2000 issues. During calendar 1997, we replaced our financial and administrative computer programs. These new systems are all Year 2000 compliant. We are still in the process of reviewing and replacing or modifying processes and systems within our production operations. The cost of this review and modification is expected to be immaterial and our current goal for achieving Year 2000 compliance is June 30, 1999.

  Additionally, we are contacting all material outside business relationships to confirm Year 2000 compliance. Where we learn that our supplier or customer is not yet compliant, we are requiring adequate information regarding their plans and timelines to achieve compliance. We expect this process to be completed by June 30, 1999. However, there can be no guarantee that the systems of other companies, with which we have material outside business relationships, will be timely converted and not have an adverse effect on our operations. In the event that one or more material business relationships identifies failure reaching Year 2000 compliance, we are developing a contingency plan to minimize disruption in our operations. We expect to complete these contingency plans by June 30, 1999.

  We have not yet formulated a reasonably likely worst case scenario if any or all of our or other's Year 2000 compliance is not completed by December 31, 1999.

 Changes in consumer spending could adversely affect us

  The success of our business depends upon a number of factors related to the level of consumer spending, including the general state of the economy and consumer confidence in future economic conditions.

 Our debt and capital requirements could adversely affect us

  The premium wine industry is a capital-intensive business. It requires substantial capital expenditures to acquire and develop vineyards and to improve and expand wine production. Farming of vineyards and the acquisition of grapes and bulk wine require substantial amounts of working capital. Our business was acquired in a leveraged transaction at the beginning of 1996. Our total bank debt was approximately $302.6 million as of December 31, 1998. We project the need for significant capital spending and increased working capital requirements over the next several years. This will require additional borrowing or other financing.

  Our substantial leverage has several important consequences to our stockholders. These include:

  .  significant interest and principal repayment obligations; and

  . restrictive debt covenants that limit among other things, our ability to pay dividends and to incur additional indebtedness.

  Accordingly, our leverage can significantly impact our financial results.

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

                                    PART II

ITEM 1 through 3 and 5. OTHER INFORMATION

  Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Company's Annual Meeting of Shareholders was held on November 5, 1998 at the Beringer Vineyards Winery, St. Helena, California. Three matters were submitted to a vote of shareholders: election of directors; ratification of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending June 30, 1999; and ratification of the Company's Incentive Stock Plan.

  Richard L. Adams, David Bonderman, Randy Christofferson, James G. Coulter, Timm F. Crull, William A. Franke, Walter T. Klenz, E. Michael Moone, William
S. Price III, Jesse Rogers, George A. Vare and Emily Woods were nominated as directors. 42,120,875 votes were cast for Richard L. Adams, Randy Christofferson and Jesse Rogers and 32,093 votes were withheld. 42,117,050 votes were cast for David Bonderman and 35,918 votes were withheld. 42,112,823 votes were cast for Walter T. Klenz and 40,145 votes were withheld. 42,112,675 votes were cast for George A. Vare and 40,293 votes were withheld. 42,112,545 votes were cast for Timm F. Crull and 40,423 votes were withheld. 42,112,498 votes were cast for E. Michael Moone and 40,470 votes were withheld. 42,112,075 votes were cast for William A. Franke and 40,893 votes were withheld. 42,111,575 votes were cast for Emily Woods and 41,393 votes were withheld. 42,109,850 votes were cast for James G. Coulter and 43,118 votes were withheld. 42,108,775 votes were cast for William S. Price III and 44,193 votes were withheld.

  42,055,004 votes were cast in favor of the ratification of PricewaterhouseCoopers LLP, 56,960 votes were cast against, 2,410 votes abstained and there were 38,594 broker non-votes.

  41,811,494 votes were cast in favor of ratification of the Incentive Stock Plan, 333,409 votes were cast against and 8,065 votes abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  1)Exhibits:

     10.7 Third Amended and Restated Credit Agreement between Beringer Wine
          Estates Company and Pacific Coast Farm Credit Services ACA as agent on behalf of several lenders dated as of December 10, 1998.

     27   Financial Data Schedule.

  2)Form 8-K:

    No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Beringer Wine Estates Holdings, Inc.

February 12, 1999

                                          By:Peter F. Scott
                                          ------------------------------------
                                          Peter F. Scott, Senior Vice
                                          President, Finance
                                              and Operations and CFO