Form 10-Q
period 1999-03-31
BERINGER WINE ESTATES HOLDINGS INC
filed 1999-05-17
CIK 1041891

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

   For the quarterly period ended: March 31, 1999

                                        OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from __________ to _______________________

                       Commission file number: 000-23175

                               ----------------

                     BERINGER WINE ESTATES HOLDINGS, INC.
            (Exact name of Registrant as specified in its charter)

                  Delaware                                       68-0370340
          (State of Incorporation)                    (I.R.S. Employer Identification)

                               610 Airpark Road
                                 P.O. Box 4500
                            Napa, California 94558
                   (Address of principal executive offices)

                                (707) 259-4500
             (Registrant's telephone number, including area code)

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

   As of May 3, 1999, the Registrant's Common Stock outstanding was:

   Title                                                             Outstanding
   -----                                                             -----------
   Class A Common Stock.............................................  1,342,400
   Class B Common Stock............................................. 18,168,652

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                          Page
                                                                          ----
                         PART I: FINANCIAL INFORMATION

 Item 1 Financial Statements
        Consolidated Balance Sheets at June 30, 1998 and March 31, 1998
         and 1999.......................................................    1
        Consolidated Statements of Operations for the three and nine
         month periods ended March 31, 1998 and 1999....................    2
        Consolidated Statements of Cash Flows for the three and nine
         month periods ended March 31, 1998 and 1999....................    3
        Notes to Consolidated Financial Statements......................    4
        Management's Discussion and Analysis of Results of Operations
 Item 2 and Financial Condition.........................................    5

                           PART II: OTHER INFORMATION

Item 6Exhibits and Reports on Form 8-K

     1. Exhibits:

      Exhibit 27 Financial Data Schedule

     2 Form 8-K:

      No reports on Form 8-K were filed during the quarter ended March 31,
   1999

                      BERINGER WINE ESTATES HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                               June 30,   March 31,   March 31,
                                                 1998       1998        1999
                                               --------  ----------- -----------
                                                         (unaudited) (unaudited)
                   ASSETS
                   ------

Current assets:
  Cash.......................................  $     21   $    106    $     19
  Accounts receivable, net of allowance of
   $249......................................    30,524     28,226      49,983
  Inventories................................   251,669    254,547     290,102
  Deferred tax assets........................     5,781        961      10,230
  Prepaids and other current assets..........     3,214      5,921       3,635
                                               --------   --------    --------
    Total current assets.....................   291,209    289,761     353,969
Property, plant and equipment, net of
 accumulated depreciation of $24,041, $21,406
 and $32,604.................................   244,697    230,776     270,419
Other assets, net............................     7,694      7,802       9,232
                                               --------   --------    --------
    Total assets.............................  $543,600   $528,339    $633,620
                                               ========   ========    ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
  Accounts payable...........................  $ 17,456   $ 16,259    $ 21,997
  Book overdraft.............................     1,207        --        5,726
  Accrued trade discounts....................     4,527      3,982       8,934
  Accrued payroll, bonuses and benefits......     6,706      4,922       7,691
  Accrued interest...........................     4,543      4,639       4,861
  Other accrued expenses.....................     6,515      5,612       3,483
  Income taxes payable.......................     1,686      1,866       3,250
  Current portion of line of credit..........     6,800      1,200      11,300
  Current portion of long-term debt..........     4,406      4,012       3,041
                                               --------   --------    --------
    Total current liabilities................    53,846     42,492      70,283
Line of credit, less current portion.........    98,500    101,500      93,500
Long-term debt, less current portion.........   167,461    168,904     223,554
Deferred tax liabilities.....................    33,559     31,512      35,275
Other liabilities............................     4,333      4,833       2,833
                                               --------   --------    --------
    Total liabilities........................   357,699    349,241     425,445
                                               --------   --------    --------
Stockholders' equity:
  Class A Common Stock, $0.01 par value;
   2,000,000 shares authorized; 1,377,652,
   1,416,962 and 1,342,558 shares issued and
   outstanding...............................        14         14          13
  Class B Common Stock, $0.01 par value;
   38,000,000 shares authorized; 18,037,025,
   17,663,954 and 18,165,344 shares issued
   and outstanding...........................       180        177         182
  Notes receivable from stockholders.........      (448)      (477)       (306)
  Additional paid-in-capital.................   188,721    188,218     190,855
  Retained earnings (accumulated deficit)....    (2,566)    (8,834)     17,431
                                               --------   --------    --------
    Total stockholders' equity...............   185,901    179,098     208,175
                                               ========   ========    ========
    Total liabilities and stockholders'
     equity..................................  $543,600   $528,339    $633,620
                                               ========   ========    ========

                See notes to consolidated financial statements.

                      BERINGER WINE ESTATES HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                           Three months     Nine months ended
                                          ended March 31,       March 31,
                                          ----------------  ------------------
                                           1998     1999      1998      1999
                                          -------  -------  --------  --------
Gross revenues........................... $81,271  $97,578  $249,121  $294,202
Less excise taxes........................   4,103    4,374    11,766    13,405
                                          -------  -------  --------  --------
Net revenues.............................  77,168   93,204   237,355   280,797
Cost of goods sold.......................  43,409   49,252   138,314   149,790
                                          -------  -------  --------  --------
Gross profit.............................  33,759   43,952    99,041   131,007
Selling, general and administrative
 expenses................................  22,030   26,605    69,828    85,179
                                          -------  -------  --------  --------
Operating income.........................  11,729   17,347    29,213    45,828
Interest expense.........................   5,094    5,768    18,049    16,016
Other expense (income), net..............    (821)    (540)   (1,982)   (1,931)
                                          -------  -------  --------  --------
Income before income taxes...............   7,456   12,119    13,146    31,743
Provision for income taxes...............   2,208    4,484     3,847    11,745
                                          -------  -------  --------  --------
Net income before extraordinary item and
 preferred stock dividends and discount
 accretion...............................   5,248    7,635     9,299    19,998
Less preferred stock dividends and
 accretion of discount...................     --       --      4,365       --
                                          -------  -------  --------  --------
Income before extraordinary item
 available to common stockholders........   5,248    7,635     4,934    19,998
Extraordinary loss, net of tax...........     --       --      3,317       --
                                          -------  -------  --------  --------
  Net income available to common
   stockholders.......................... $ 5,248  $ 7,635  $  1,617  $ 19,998
                                          =======  =======  ========  ========
Income per share:
  Basic EPS before extraordinary item.... $  0.28  $  0.39  $   0.30  $   1.03
  Less extraordinary loss per share......     --       --       0.20       --
                                          -------  -------  --------  --------
  Basic EPS after extraordinary item..... $  0.28  $  0.39  $   0.10  $   1.03
                                          =======  =======  ========  ========
  Diluted EPS before extraordinary item.. $  0.26  $  0.38  $   0.28  $   0.99
  Less extraordinary loss per share......     --       --       0.19       --
                                          -------  -------  --------  --------
  Diluted EPS after extraordinary item... $  0.26  $  0.38  $   0.09  $   0.99
                                          =======  =======  ========  ========
Weighted average number of common shares
 and equivalents outstanding:
  Basic..................................  19,081   19,508    16,344    19,508
                                          =======  =======  ========  ========
  Diluted................................  20,187   20,281    17,472    20,271
                                          =======  =======  ========  ========

                See notes to consolidated financial statements.

                      BERINGER WINE ESTATES HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                          Three months      Nine months ended
                                         ended March 31,        March 31,
                                        ------------------  ------------------
                                          1998      1999      1998      1999
                                        --------  --------  --------  --------
Cash flows from operating activities:
  Net income........................... $  5,248  $  7,635  $  5,982  $ 19,998
  Adjustments to reconcile net income
   to net cash used in operating
   activities:
    Deferred taxes.....................   (1,367)       59    (2,921)   (2,733)
    Depreciation and amortization......    2,734     3,330     8,501     9,761
    Extraordinary loss on early
     extinguishment of debt............      --        --      1,509       --
    Other..............................      --         (1)       85        48
    Change in assets and liabilities:
      Accounts receivable..............    8,820    (4,239)      --    (19,459)
      Inventories......................    4,014       (81)  (40,450)  (38,433)
      Prepaids and other assets........   (2,713)     (859)   (2,113)   (2,497)
      Accounts payable.................  (16,622)  (26,431)    6,145     4,541
      Book overdraft...................   (2,386)    5,726    (2,001)    4,519
      Accrued trade discounts..........   (2,047)     (341)    1,521     4,407
      Accrued payroll, bonuses and
       benefits........................       17     1,319     1,261       985
      Accrued interest.................      (79)       53    (1,359)      318
      Other accrued expenses...........      675       748       (86)   (3,032)
      Income taxes payable.............      531    (3,193)    1,866     1,564
      Other liabilities................     (500)     (500)   (1,500)   (1,500)
                                        --------  --------  --------  --------
        Net cash used in operating
         activities....................   (3,675)  (16,775)  (23,560)  (21,513)
                                        --------  --------  --------  --------
Cash flows from investing activities:
  Acquisitions of property, plant and
   equipment...........................   (9,571)  (13,199)  (25,914)  (34,285)
  Decrease (increase) in investments...     (194)      --       (165)     (660)
                                        --------  --------  --------  --------
        Net cash used in investing
         activities....................   (9,765)  (13,199)  (26,079)  (34,945)
                                        --------  --------  --------  --------
Cash flows from financing activities:
  Net (repayments of) proceeds from
   line of credit......................   14,000    29,900    (1,300)     (500)
  Proceeds from (repayment of) long-
   term debt...........................     (940)   (1,113)  (43,767)   54,728
  Proceeds from initial public
   offering............................      --        --    132,476       --
  Issuance of common stock.............      467       540       767     2,086
  Redemption of preferred stock........      --        --    (38,705)      --
  Proceeds from notes receivable from
   stockholders........................      --         46       159       142
                                        --------  --------  --------  --------
        Net cash provided by financing
         activities....................   13,527    29,373    49,630    56,456
                                        --------  --------  --------  --------
Net increase (decrease) in cash........       87      (601)       (9)       (2)
Cash at beginning of the period........       19       620       115        21
                                        --------  --------  --------  --------
Cash at end of the period.............. $    106  $     19  $    106  $     19
                                        ========  ========  ========  ========

                See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Presentation

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position at June 30, 1998 and March 31, 1998 and 1999, and our results of operations and cash flow for the three and nine month periods ended March 31, 1998 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to our Form 10-K for the year ended June 30, 1998. Operating results for the three and nine month periods ended March 31, 1999 are not necessarily indicative of future results.

Note 2--Inventories

   We utilize the "first in, first out" (FIFO) method of accounting for all inventories. Inventories at June 30, 1998 and March 31, 1998 and 1999 are as follows (in thousands):

                                                      June 30,  March    March
                                                        1998   31, 1998 31, 1999
                                                      -------- -------- --------
   Bulk wine......................................... $ 96,779 $128,590 $159,659
   Cased goods and retail............................  133,668  111,582  110,997
   Crop costs and supplies...........................   21,222   14,375   19,446
                                                      -------- -------- --------
     Total........................................... $251,669 $254,547 $290,102
                                                      ======== ======== ========

   Included in inventory at June 30, 1998 and March 31, 1998 and 1999 were $19.6 million, $24.7 million and $4.4 million, respectively, of inventory cost step-up remaining from applying purchase accounting to the acquisitions of Beringer Wine Estates Company, Chateau St. Jean and Stags' Leap Winery.

Note 3--Earnings Per Share Computation

   The table below presents the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                Three months     Nine months
                                                    ended           ended
                                                  March 31,       March 31,
                                               --------------- ---------------
                                                1998    1999    1998    1999
                                               ------- ------- ------- -------
   Numerator--Income
   Income before extraordinary item available
    to common stockholders.................... $ 5,248 $ 7,635 $ 4,934 $19,998
                                               ======= ======= ======= =======
   Denominator--Basic shares
   Average common shares outstanding..........  19,081  19,508  16,344  19,508
                                               ------- ------- ------- -------
   Basic EPS.................................. $  0.28 $  0.39 $  0.30 $  1.03
                                               ======= ======= ======= =======
   Denominator--Diluted shares
   Average common shares outstanding..........  19,081  19,508  16,344  19,508
   Dilutive effect of common stock
    equivalents...............................   1,106     773   1,128     763
                                               ------- ------- ------- -------
     Total diluted shares.....................  20,187  20,281  17,472  20,271
                                               ------- ------- ------- -------
   Diluted EPS................................ $  0.26 $  0.38 $  0.28 $  0.99
                                               ======= ======= ======= =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Summary

                                                         Three months ended:
                          ----------------------------------------------------------------------------------
                          September 30, December 31, March 31, June 30, September 30, December 31, March 31,
                              1997          1997       1998      1998       1998          1998       1999
                          ------------- ------------ --------- -------- ------------- ------------ ---------
                                                (in thousands, except per share data)
Net Income (Loss) and
 Per Share Amounts
As Reported
 Net income (loss)
  available to common
  stockholders..........     $(2,040)     $(1,591)    $5,248    $6,266     $4,004       $ 8,359     $7,635
 Diluted EPS............       (0.16)       (0.09)      0.26      0.31       0.20          0.41       0.38
Adjusted(1)
 Net income available to
  common stockholders...     $ 3,123      $ 8,916     $8,801    $8,697     $7,017       $12,203     $9,867
 Diluted EPS............        0.22         0.50       0.44      0.43       0.35          0.60       0.49

--------
(1) Net income available to common stockholders is adjusted to exclude the after-tax effect of the non-cash charge related to inventory step-up, the extraordinary loss from the early redemption of debt recorded in the quarter ended December 31, 1997, and the non-recurring charge for the accelerated accretion of the preferred stock discount resulting from the redemption of Series A Preferred Stock in the quarter ended December 31, 1997.

   Our net income in the third quarter of fiscal 1999 increased to $7.6 million from $5.2 million in the third quarter of the prior year. Our third quarter fiscal 1999 diluted earnings per share grew to $0.38 from $0.26 in the third quarter of the prior year. Adjusted net income for the quarter ended March 31, 1999 increased $1.1 million, or 12%, to $9.9 million from $8.8 million in the same period in the prior year. Adjusted earnings per share in the third quarter rose $.05 per diluted share, or 11% over third quarter 1998 adjusted earnings per share to $0.49.

   Our net revenues for the third quarter ended March 31, 1999 increased 21%, as compared to the same period last year, to $93.2 million. Sales volume for the third quarter increased over 16% while average unit revenue increased over 4% from the third quarter of the prior year. Third quarter gross profit rose $10.2 million or 30% over the same quarter in 1998 to $44.0 million. Adjusted gross profit for the third quarter grew $7.3 million or 18% over the third quarter of the prior year to $47.8 million. Operating expenses for the third quarter grew by $4.6 million, or 21%, over the same period in the prior fiscal year to $26.6 million. Third quarter operating income rose $5.6 million from the same period last year to $17.3 million. Third quarter adjusted operating income increased $2.7 million or 15% over the prior fiscal year's third quarter to $21.2 million. Third quarter adjusted operating income represented 22.7% of net revenues.

   For the nine months ended March 31, 1999, net income available to common stockholders increased to $20.0 million from $1.6 million for the same period of the prior fiscal year. Diluted earnings per share for the nine months ended March 31, 1999 rose to $0.99 from $0.09 in the prior fiscal year. Adjusted net income for the nine months ended March 31, 1999 increased $8.2 million or 40% over the same period of the prior fiscal year. Adjusted earnings per share for the nine months ending March 31, 1999 grew to $1.43, 24% higher than the nine months ending March 31, 1998. We anticipate that full year adjusted earnings per share growth will approximate full year revenue growth.

   Our net revenues for the nine months ended March 31, 1999 grew 18% over the same period in the prior fiscal year to $280.8 million. Nine-liter case shipments for the first nine months of fiscal 1999 increased 13% while average unit revenue increased 5%. Gross profit for the nine months ended March 31, 1999 rose $32.0 million to $131.0 million, 32% higher than the same period last fiscal year. Adjusted gross profit for the first nine months of fiscal 1999 increased $24.4 million or 20% over the same period last year to $146.2 million.

Operating expenses for the nine months ending March 31, 1999 increased $15.4 million from the same period the prior year to $85.2 million. Operating income for the first nine months of fiscal 1999 increased $16.6 million or 57% from the same period last year to $45.8 million. Adjusted operating income for the nine months ending March 31, 1999 rose $9.1 million or 18% over the same period in the prior year to $61.1 million.

Results of Operations

                                                        Three months ended:
                         ----------------------------------------------------------------------------------
                         September 30, December 31, March 31, June 30, September 30, December 31, March 31,
                             1997          1997       1998      1998       1998          1998       1999
                         ------------- ------------ --------- -------- ------------- ------------ ---------
                                                           (in thousands)
Gross Profit
Net Revenue.............    $65,810      $94,377     $77,168  $81,093     $75,020      $112,573    $93,204
Cost of Goods Sold......     39,166       55,738      43,409   44,243      40,642        59,896     49,252
                            -------      -------     -------  -------     -------      --------    -------
Gross Profit............     26,644       38,639      33,759   36,850      34,378        52,677     43,952
Inventory Step-up.......      7,852        8,219       6,694    5,079       4,939         6,473      3,820
                            -------      -------     -------  -------     -------      --------    -------
Adjusted Gross Profit...    $34,496      $46,858     $40,453  $41,929     $39,317      $ 59,150    $47,772
                            =======      =======     =======  =======     =======      ========    =======

   Our net revenue for the third quarter of fiscal 1999 increased $16.0 million or 21% over the same period in the prior fiscal year to $93.2 million. This revenue increase reflects over 16% volume growth and over 4% growth in per unit revenue. Third quarter shipments grew to 1.7 million nine-liter case equivalents and third quarter average net revenue per nine-liter case equivalent grew to $55.31. We expect future revenue growth to continue primarily from increases in sales volume and a shift to higher-priced product mix rather than price increases.

   Our third fiscal quarter revenue growth was led by the Beringer and Meridian Vineyards brands. Third quarter net revenue increased 21% for Beringer and 22% for Meridian Vineyards over the same period last year. Nine-liter equivalent case shipments increased 16% and 24% for Beringer and Meridian Vineyards respectively, over the third quarter of fiscal 1998. The Beringer and Meridian Vineyards brands contributed approximately 58% and 19% of third quarter revenue, respectively. We expect our growth to continue to be driven by the Beringer and Meridian Vineyards brands.

   Our unit revenue for the third quarter increased 4% due primarily to a higher-priced product mix. This was driven by the continued growth of the Meridian Vineyards brand and selected price increases on several of our super-premium and ultra-premium products during the fiscal year.

   Our net revenue for the nine months ended March 31, 1999 increased $43.4 million or 18% over the same period in the prior fiscal year to $280.8 million. Our shipments for the nine months ending March 31, 1999 grew 13% over the same period last fiscal year to 5.1 million nine-liter case equivalents. Our average net revenue per case for the first nine months of fiscal 1999 rose 4% over the same period in fiscal 1998 to $55.21. Our net revenue for the nine months ended March 31, 1999 grew 17% from the Beringer brand and 36% from Meridian Vineyards over the same period in the prior fiscal year. For the nine months ended March 31, 1999, our case volume expanded 13% and 37% for Beringer and Meridian Vineyards, respectively, over the same period in the prior fiscal year.

   Our third quarter cost of goods sold increased $5.8 million or 13% over the same period in the prior fiscal year to $49.3 million. Our third quarter cost of goods sold included $3.8 million of non-cash charges resulting from inventory step-up, compared to $6.7 million for the same period in fiscal 1998. Our adjusted third quarter cost of goods sold increased $8.7 million or 24% over the same period in the prior fiscal year to $45.4 million.

   Our cost of goods sold for the nine months ending March 31, 1999 increased $11.5 million or 8% over the same period in the prior year to $149.8 million. Our cost of goods sold for the first nine months of fiscal 1999 included $15.2 million of non-cash charges resulting from inventory step-up compared to $22.3 million for the same period in fiscal 1998. Adjusted cost of goods sold for the first nine months of fiscal 1999 increased $19.0 million or 17% over the prior fiscal year to $134.6 million.

                                                        Three months ended:
                         ----------------------------------------------------------------------------------
                         September 30, December 31, March 31, June 30, September 30, December 31, March 31,
                             1997          1997       1998      1998       1998          1998       1999
                         ------------- ------------ --------- -------- ------------- ------------ ---------
Gross Margin
Net Revenue.............     100.0%       100.0%      100.0%   100.0%      100.0%       100.0%      100.0%
Cost of Goods Sold......      59.5         59.1        56.3     54.6        54.2         53.2        52.8
                             -----        -----       -----    -----       -----        -----       -----
Gross Margin............      40.5         40.9        43.7     45.4        45.8         46.8        47.2
Inventory Step-up.......      11.9          8.7         8.7      6.3         6.6          5.7         4.1
                             -----        -----       -----    -----       -----        -----       -----
Adjusted Gross Margin...      52.4%        49.6%       52.4%    51.7%       52.4%        52.5%       51.3%
                             =====        =====       =====    =====       =====        =====       =====

   Our gross profit for the third fiscal quarter ended March 31, 1999 grew by $10.2 million or 30%, over the same period in the prior fiscal year to $44.0 million. Our third quarter adjusted gross profit, excluding the inventory step-up, rose $7.3 million or 18% over the same period in the last fiscal year to $47.8 million. Our gross margin for the third quarter grew to 47.2% from 43.7% in the same period in the last fiscal year. Our third quarter adjusted gross margin was 51.3% compared to 52.4% for the same period in the last fiscal year.

   Our gross profit for the nine months ended March 31, 1999 rose $32.0 million or 32% from the same period last fiscal year to $131.0 million. Our adjusted gross profit, excluding the inventory step-up, for the nine months ending March, 1999 grew $24.4 million or 20% over last fiscal year to $146.2 million. Our gross margin for the first nine months of fiscal 1999 rose to 46.7%, from 41.7% for the same period last fiscal year. Our adjusted gross margin, excluding the inventory step-up, for the nine months ended March 31, 1999 increased to 52.1% from 51.3% for the same period last fiscal year.

Operating Expenses, Operating Income and Interest Expense

                                                        Three months ended:
                         -----------------------------------------------------------------------------------
                         September 30, December 31, March 31, June 30,  September 30, December 31, March 31,
                             1997          1997       1998      1998        1998          1998       1999
                         ------------- ------------ --------- --------  ------------- ------------ ---------
                                                           (in thousands)
Operating Income
Operating Income .......    $ 5,449      $12,036     $11,729  $13,430      $10,922      $17,559     $17,347
Add back Inventory
 Step-up................      7,852        8,219       6,694    5,079        4,939        6,473       3,820
                            -------      -------     -------  -------      -------      -------     -------
Adjusted Operating
 Income.................    $13,301      $20,255     $18,423  $18,509      $15,861      $24,032     $21,167
                            =======      =======     =======  =======      =======      =======     =======
Operating Margin........        8.3%        12.8%       15.2%    16.6%        14.6%        15.6%       18.6%
Adjusted Operating
 Margin.................       20.2%        21.5%       23.9%    22.8%        21.1%        21.3%       22.7%

   Our third quarter operating expenses increased to $26.6 million, an increase of $4.6 million or 21% over the same period in the prior fiscal year. This increase reflects additional spending on advertising, merchandising, other direct product promotional activities offset partially by a decrease in non-product specific expenses. Marketing support, such as Meridian Vineyards television and Beringer White Zinfandel radio adverstising campaigns during the Easter holiday period, accounted for the largest increase in promotional spending. Our operating expenses for the third quarter were equal to those in the prior year's quarter at 28.5% of net revenues.

   Our third quarter operating income rose $5.6 million over the same period in the prior fiscal year to $17.3 million. Our adjusted operating income for the third quarter increased $2.7 million or 15% over the same period in the prior fiscal year to $21.2 million. Our third quarter interest expense increased $0.7 million or 13% from third quarter of fiscal 1998, due primarily to our increased debt needed to fund the continued investment in inventory, vineyard development, and winery infrastructure required to support anticipated growth.

   Our operating expenses for the nine months ended March 31, 1999 increased $15.4 million or 22% over the same period in the last fiscal year to $85.2 million. This increase reflects additional spending on advertising, merchandising, other direct product promotional activities and increased non-product specific expenses. Operating expenses for the first nine months of fiscal 1999 increased to 30.3% of net revenue compared to 29.4% during the same period in the last fiscal year.

   Our operating income for the nine months ended March 31, 1999 grew $16.6 million from the same period in the last fiscal year to $45.8 million. Our adjusted operating income for the nine months of fiscal 1999 increased $9.1 million or 18% over the same period in the last fiscal year to $61.0 million. Our interest expense for the nine months ended March 31, 1999 decreased $2.0 million or 11% from the same period in the last fiscal year as we retired debt with the proceeds from our October 1997 initial public offering.

Financial Condition

 Assets

   Our total assets increased $90.0 million or 17% from June 30, 1998 to $633.6 million on March 31, 1999. Our inventory grew $38.4 million from June 30, 1998 to $290.1 million on March 31, 1999. This increase reflects a $53.7 million increase in inventory quantities on hand, offset by a $15.3 million reduction in inventory step-up remaining in inventory at March 31, 1999. Although our inventory and receivable levels will be impacted by seasonal patterns, we expect total assets to continue to increase as inventory and property, plant and equipment expand to support anticipated future growth.

 Liabilities

   Our total liabilities increased $67.7 million or 19% from June 30, 1998 to $425.4 million at March 31, 1999. At March 31, 1999, our long-term debt outstanding was $223.6 million and the long-term portion of our line of credit was $93.5 million. At March 31, 1999, $191.7 million was available under the terms of our credit agreement.

Liquidity and Capital Resources

   Operating activities used $16.8 million of cash during the third quarter of fiscal 1999 primarily reflecting the payment of grape grower obligations. Third quarter net cash used in investing activities of $13.2 million consisted of expenditures for property, plant and equipment. Our financing activities provided net cash of $29.4 million, primarily from our bank credit agreement.

   Our operating activities for the nine months ended March 31, 1999 used cash of $21.5 million primarily to fund growth in inventory. Net cash used in investing activities for the first nine months of fiscal 1999 of $34.9 million consisted primarily of expenditures for property, plant and equipment of $34.3 million. Our capital spending included $18.0 million for vineyard development and $16.3 million for facilities development. We expect to continue to have significant cash requirements in the fourth quarter to fund capital spending on vineyards and facilities.

   Net cash provided by our financing activities for the nine months ended March 31, 1999 of $56.5 million was provided primarily from our bank credit agreement. We anticipate that current capital, combined with cash from operations and the availability of cash from financing under our credit facilities, will be sufficient to meet our liquidity and capital expenditures requirements into fiscal 2000. However, as a result of our expected growth and planned capital investments, we expect to increase the utilization of our credit facilities and potentially access alternative financing sources.

Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to market risk from changes in interest rates. To manage this exposure, we have entered into interest rate swap agreements. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives.

   At March 31, 1999, our total debt was $331.4 million, of which $181.1 million will re-price during the next twelve months. At March 31, 1999, we had interest rate swap agreements that converted a notional amount of $90 million of LIBOR based variable-rate debt to a fixed rate.

   Assuming a 1% increase in interest rates, annual interest expense would be expected to increase approximately $0.5 million. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counterparty. To minimize this risk, we select high credit quality counterparties.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for years beginning after June 15, 1999. The statement requires all derivative securities to be recorded on the balance sheet at fair value and establishes "special accounting" for the different types of hedges. We plan to adopt this statement in fiscal 2000. Had we adopted the statement at March 31, 1999, we would have reported a pre-tax charge to other comprehensive income of approximately $2.3 million. This is because the current market rates were lower than the fixed rates of the swap agreements at March 31, 1999.

We may be affected by the Year 2000 problem

   Many computer programs have been written using two digits for the year fields rather than four. Time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Therefore, the performance of our computer processes and systems, and those of our suppliers and customers, in the year 2000 is uncertain. This could result in one or more failures of our computer systems that would disrupt our operations. These disruptions could include, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

   We do not know if the systems of companies with which we have material outside business relationships will be year 2000 compliant in time. We have not completed contingency plans to minimize disruption in our operations caused by failure to achieve year 2000 compliance. We expect to complete these contingency plans by June 30, 1999.

   We have not formulated a reasonably likely worst case scenario with regard to year 2000 failures. If ours, or others', year 2000 compliance is not completed by December 31, 1999 our business could be materially and adversely affected.

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

                                    PART II

ITEM 1 through 5. OTHER INFORMATION

   Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   1) Exhibits:

     Exhibit 27 Financial Data Schedule.

   2) Form 8-K:

     No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Beringer Wine Estates Holdings, Inc.

                                                    /s/ Peter F. Scott
                                          By: _________________________________
                                                Peter F. Scott, Senior Vice
                                                    President, Finance,
                                                     Operations and CFO

May 11, 1999