Form 10-K
period 1999-06-30
BERINGER WINE ESTATES HOLDINGS INC
filed 1999-09-29
CIK 1041891

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: June 30, 1999

     Commission file number: 000-23175

                     BERINGER WINE ESTATES HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                68-0370340
     --------------------------         ----------------------------------------
      (State of Incorporation)            (I.R.S. Employer Identification No.)

                               610 Airpark Road
                                 P.O. Box 4500
                            Napa, California 94558
                                (707) 259-4500

       Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act:  Class B Common
                                     Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 31, 1999, there were issued and outstanding (i) 1,310,436 shares of Class A Common Stock and (ii) 18,276,902 shares of Class B Common Stock. The aggregate market value of the registrant's voting stock held by non-affiliates was $343,679,102 as of August 31, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to security holders for the fiscal year ended June 30, 1999 are incorporated by reference into Part II of this report. Portions of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 4, 1999 are incorporated by reference into Part III of this report.

================================================================================

                                    PART I

ITEM 1.   BUSINESS

This report contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, as more fully described in the "Risk Factors" section incorporated by reference from our annual report to security holders for the fiscal year ended June 30, 1999, as filed under exhibit 13 to this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Business Introduction. Beringer Wine Estates Holdings, Inc. is a leading producer of premium California varietal table wines. These wines are marketed under the Beringer Vineyards, Meridian Vineyards, Chateau St. Jean, Napa Ridge, Chateau Souverain and Stags' Leap brand names. We compete in each of the premium wine market categories. Our largest entry in the popular premium category is our Beringer Vineyards White Zinfandel product. Our largest entries in the super-premium category are our Meridian Vineyards brand, which sold nearly one million cases in fiscal 1999, and our new Beringer Founders Estates product line. We are also represented across each of our brands with high quality products in the ultra-premium category.

We also have a growing import portfolio of premium brands from Italy, France and Chile. These wines are marketed under the Gabbiano, Campanile, Travaglini, Tarapaca and Rivefort de France brands. We sell our wine principally in the United States to distributors for resale and have achieved a well-established competitive position in chain stores, club stores and other retail stores and restaurants. Our wines are widely recognized for quality and value. A substantial portion of our sales are concentrated in California and, to a lesser extent, the states of New Jersey, Texas, Illinois and Florida. Export sales accounted for approximately 4% of net revenues for fiscal 1999.

Beringer was founded in 1876 and is the oldest continuously operating winery in Napa Valley. Beringer was family-owned until 1971, when it was acquired by a subsidiary of Nestle S.A. We launched the Napa Ridge brand in 1986 and also acquired Chateau Souverain that year. We acquired Meridian Vineyards in 1988. On January 1, 1996, we were acquired in a leveraged transaction by an investment group led by TPG Partners, L.P. Subsequently we acquired Chateau St. Jean in April 1996 and Stags' Leap Winery in February 1997. We control extensive strategic vineyard acreage in the prime growing regions of Napa, Sonoma, Lake, Santa Barbara and San Luis Obispo Counties.

Industry Background. The wine industry can be separated into three categories:
(1) premium wines selling primarily in 750ml bottles, (2) "jug" wines selling in large size bottles (1.5L, 3L, 4L, 5L), and (3) other wine products, including sparkling and fortified wines, wine coolers and flavored wines. We compete in the premium wine category, which has grown faster than the other two categories over the past 19 years. We believe this category will continue to outperform the other categories. The premium wine category is often further broken down into three categories: the popular premium ($3-$7 per 750ml); super-premium ($7-$14 per 750ml); and ultra-premium (over $14 per 750ml) categories. We compete in all three premium wine categories.

Our largest distributor is Southern Wine and Spirits of America, Inc. They distribute our brands in California, Florida, Nevada, Hawaii and South Carolina. Our combined sales to them in fiscal 1999 represented approximately 31% of our gross revenues. Sales to our ten largest distributors combined, represented approximately 59% of our gross revenues during fiscal 1999. Sales to these ten largest distributors are expected to continue to represent a substantial majority of our net revenues in the future.

Marketing and Distribution. We employ branded consumer advertising, merchandising, brand management and public relations to differentiate our products, build brand loyalty and broaden our potential markets. We sell our wines primarily to distributors, who then sell to retailers and restaurateurs.

Grape Supply and Vineyard Ownership. We currently control approximately 10,300 acres of California coastal vineyard land. Approximately 9,055 acres are currently planted and we plan to plant the balance within three years. During the 1998 harvest these vineyards supplied us with approximately 39% of our grape requirements, excluding Beringer White Zinfandel. The remaining 61% was supplied through contracted arrangements with independent grape growers and purchases of bulk wine. The grapes used in our Beringer White Zinfandel are almost completely sourced through long-term contracts with well-established grape growers. Our strategy enables us to control the quality and supply of the grapes used in more expensive wines. It also permits us to manage an important cost component of our wines.

Winemaking. Our strategic focus is to produce high quality wines throughout our product portfolio. We employ talented winemakers, high quality grapes and state of the art equipment to produce these wines. Our winemakers blend the best new technology with traditional practices to produce wines that have been consistently recognized for quality over the last decade. We are also dedicated to our research programs that include experimental winemaking and grape growing studies.

Employees. We employ approximately 800 regular, full-time employees. We also employ part-time and seasonal workers for our vineyard, production and hospitality operations. We are not aware of any material disputes with employees. We believe our relations with our employees are good.

Trademarks. We maintain U.S. Federal trademark registrations for our brands, proprietary products and certain vineyard names. We also maintain international trademark registrations where it is appropriate to do so.

ITEM 2.   PROPERTIES

We operate six wineries in California, including the Beringer Vineyards, Meridian Vineyards, Chateau St. Jean, Chateau Souverain, Stags' Leap and Asti wineries.

Please see the discussion above, Grape Supply and Vineyard Ownership, regarding our vineyard properties.

We lease a distribution facility in Napa, California. We also lease office space in Napa, in several cities throughout the U.S. and in Switzerland. We contract with an independent third party for finished goods warehouse storage. We also lease barrel aging facilities in Santa Rosa, Templeton and Santa Maria, California.

ITEM 3.   LEGAL PROCEEDINGS

We are a party to a lawsuit involving environmental contamination at our Asti Winery. Our former owner, Nestle, retained full responsibility for the prosecution and defense of this lawsuit. They also retained all liability for this lawsuit and any claims connected with it.

We are not a party to any other material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the Company's fourth quarter ended June 30, 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Our Class A Common Stock is not publicly traded. Our Class B Common Stock is traded on the Nasdaq National Market under the symbol "BERW". The table below states the high and low closing sale prices on the Nasdaq National Market from our initial public offering on October 29, 1997 through the fiscal year ending June 30, 1999:

Fiscal 1999        High     Low
- ----------------------------------
Fourth Quarter    $41.88  $36.00
Third Quarter      46.38   36.00
Second Quarter     46.00   33.50
First Quarter      45.63   30.00

Fiscal 1998        High     Low
- ----------------------------------
Fourth Quarter    $54.06  $39.50
Third Quarter      51.38   36.00
Second Quarter     38.00   30.00

As of June 30, 1999, there were 461 holders of record of our Class A and Class B Common Stock. We have not paid dividends since our inception and we do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

We were incorporated for the purpose of acquiring Beringer Wine Estates Company and its subsidiaries from Nestle on January 1, 1996. We are the successor company ("New Beringer") as is reflected in the historical results of operations beginning on January 1, 1996. The historical results of operations through December 31, 1995 are the results of Beringer Wine Estates Company and its consolidated subsidiares ("Old Beringer").

                                                             Old Beringer                          New Beringer
                                                       ------------------------  -------------------------------------------------
                                                         Fiscal
                                                          Year                                          Fiscal Year Ended
                                                          Ended         Six Months Ended                    June 30,
                                                                                               -----------------------------------
                                                        June 30,      Dec 31,      June 30,
(in thousands, except per share data)                     1995         1995          1996         1997         1998        1999
- -------------------------------------                  -----------  -----------  ------------  -----------  -----------  ---------
Volume (total 9-liter case equivalents)..............     4,574        2,440        2,557         5,411        6,063        6,787

Net revenues.........................................  $202,010     $106,867     $124,863      $269,460     $318,448     $376,154

Gross profit (1).....................................  $100,723     $ 52,753     $ 31,237      $ 91,631     $135,891     $178,124
Gross margin.........................................      49.9%        49.4%        25.0%         34.0%        42.7%        47.4%

Operating income (loss) (2)..........................  $ 34,805     $ 16,556     $ (4,783)     $ 12,984     $ 42,643     $ 66,532
Operating margin.....................................      17.2%        15.5%        (3.8)%         4.8%        13.4%        17.7%

Net income (loss) available to
  common stockholders (3)(4).........................  $ 16,753     $  8,086     $(11,419)     $(10,369)    $  7,883     $ 29,585

Total assets.........................................  $289,922     $318,022     $438,742      $467,184     $543,600     $644,316
Long-term obligations (5)............................        --           --     $202,428      $217,731     $171,794     $225,495

(1) In accordance with purchase accounting rules applied to our acquisitions, inventory was increased to fair market value. Gross profit, excluding the impact of inventory step-up, would have been $63,368 for the six months ended June 30, 1996, and $134,939, $163,736 and $194,572 for the years ended June 30, 1997, 1998 and 1999, respectively.

(2) Excluding the impact of inventory step-up, operating income would have been $27,348 for the six months ended June 30, 1996, and $56,292, $70,488 and $82,980 for the years ended June 30, 1997, 1998 and 1999, respectively.

(3) Net income (loss) available to common stockholders includes preferred dividends and discount accretion of $2,054 for the six months ended June 30, 1996, and $4,920 and $4,365 for the years ended June 30, 1997 and 1998.
     Also included for the year ended June 30, 1997 is a $3,317 extraordinary loss, net of tax, related to an early extinguishment of debt.

(4) Net income available to common stockholders, adjusted to exclude the inventory step-up, the extraordinary loss from the early redemption of debt recorded in the December 31, 1997 quarter, and the non-recurring charge for the accelerated accretion of the preferred stock discount resulting from the redemption of Series A Preferred Stock in the December 31, 1997 quarter, would have been $7,539 for the six months ended June 30, 1996, and $15,166, $29,537 and $39,326 for the years ended June 30, 1997, 1998 and
     1999, respectively

(5) Includes long-term debt, less current portion; other liabilities and the redeemable Series A Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference from pages 27-35, "Management's Discussion and Analysis" of the registrant's annual report to security holders for the fiscal year ended June 30, 1999, as filed under exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference from page 32, "Management's Discussion and Analysis" of the registrant's annual report to security holders for the fiscal year ended June 30, 1999, as filed under exhibit 13 to this Annual Report on Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference from pages 36-55 of the registrant's annual report to security holders for the fiscal year ended June 30, 1999, as filed under exhibit 13 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information for Directors required by this item is incorporated by reference from pages 7, 8, 12 and 13 of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 4, 1999, as filed with the Securities and Exchange Commission. The information for executive officers required by this item follows:

Name                        Age    Position
- ------------------------------------------------------------------------------------------
Walter T. Klenz             54     President, Chief Executive Officer and Chairman of
                                   the Board of Directors
Peter F. Scott              46     Executive Vice President, Chief Financial and
                                   Administrative Officer
James W. Watkins            43     Executive Vice President, Chief Operating Officer
Robert E. Steinhauer        58     Senior Vice President, Vineyard Operations
Edward B. Sbragia           50     Senior Vice President, Winemaster
Janelle E. Thompson         50     Vice President, Marketing and Hospitality
Richard G. Carter           55     Vice President, Sales
Martin L. Foster            53     Vice President, Treasury and Investor Relations
A. Tor Kenward              51     Vice President, Winery Communications
Thomas W. Peterson          47     Vice President, Sonoma Operations and Winemaking
Gregory M. Delaney          35     Vice President, Controller and Chief Accounting Officer
Douglas A. Walker           43     Vice President, Corporate Planning
Douglas W. Roberts          47     Vice President, General Counsel and Secretary

Walter T. Klenz has been a director since January 1996 and became Chairman of the Board in August 1997. Mr. Klenz joined us in 1976 as director of marketing for the Beringer brand, and has served as our President and Chief Executive Officer since 1990. From 1984 until 1990, he served as Senior Vice President, Finance and Operations.

Peter F. Scott joined us in June 1997 as our Senior Vice President, Finance and Operations and Chief Financial Officer. Mr. Scott was promoted to Executive Vice President, Chief Financial and Administrative Officer in August 1999. He served as Chief Financial Officer of Kendall-Jackson Winery, Ltd. from 1990 until he joined us.

James W. Watkins joined us in August 1999 as our Executive Vice President, Chief Operating Officer. From 1997 to 1999 he served as Senior Vice President of North America Marketing at Burger King Corporation and from 1994 to 1997 he served as Vice President and General Manager of Colgate's Hill's Pet Nutrition Division.

Robert E. Steinhauer joined us in 1979 and has served as our Senior Vice President, Vineyard Operations since 1989.

Edward B. Sbragia joined us in 1976 and has served as our Senior Vice President, Winemaster since 1989.

Janelle E. Thompson joined us in 1982 and has served as our Vice President, Marketing and Hospitality since 1987.

Richard G. Carter joined us in 1975 and has served as our Vice President, Sales since 1984.

Martin L. Foster joined us in 1992 as Vice President, Treasurer. In 1997 he assumed executive responsibility for Investor Relations.

A. Tor Kenward joined us in 1977 and has served as our Vice President, Winery Communications since 1986.

Thomas W. Peterson joined us in 1986 and has served as our Vice President, Sonoma Operations and Winemaking since 1996.

Gregory M. Delaney joined us in 1998 as our Vice President, Controller and Chief Accounting Officer. From 1990 until he joined us he held the same position with Barnett Banks, Inc.

Douglas A. Walker joined us in 1996 as our Vice President, Corporate Planning. From 1993 to 1996, he served as the President of Chateau St. Jean winery.

Douglas W. Roberts joined us in 1976 and has served as our Secretary since 1990. He was appointed Vice President, General Counsel in 1997.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from pages 11 through 16 of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 4, 1999, as filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from page 11 of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 4, 1999, as filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from pages 12 through 13 of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 4, 1999, as filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements:

                                                                                                       Page in
                                                                                                       Annual
                                                                                                       Report*
                                                                                                      ---------

         Report of Independent Accountants..........................................................         55

         Consolidated Balance Sheets at June 30, 1998 and 1999......................................         36

         Consolidated Statements of Operations for the years ended June 30, 1997, 1998 and 1999.....         37

         Consolidated Statements of Stockholders' Equity for the years ended June 30, 1997,
            1998 and 1999...........................................................................         38

         Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1998 and 1999.....         39

         Notes to Consolidated Financial Statements.................................................      40-54

         * Incorporated by reference to the indicated pages of the registrant's annual report to security holders for the fiscal year ended June 30, 1999, as filed under exhibit 13 to this Annual Report on Form 10-K.

    (2)  Financial Statement Schedules.

         Financial statement schedules I through V are not submitted because they are not applicable or not required under the rules of Regulation S-X.

    (3)  Exhibits: filed with this report:

         3(ii) Bylaws of the registrant, amended May 11, 1999
         13    Those portions of the registrant's Annual Report to Shareholders for the year ended June 30, 1999 that are incorporated by
               reference into this Annual Report on Form 10-K.
         23    Consent of PricewaterhouseCoopers LLP
         27    Financial Data Schedule (not considered to be filed).

         Exhibits: previously filed

         2.1 Stock Purchase Agreement by and among Nestle Holdings, Inc., NOTG Holdings, Inc., Silverado Partners Acquisition Corp. and TPG Partners, L.P., dated as of November 17, 1995, as amended on December 28, 1995. (1)

         3(i) Form of Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 4, 1997.
               (2)
         10.1 Registrant's 1996 Stock Option Plan and Incentive Stock Option and Non-Qualified Stock Option Agreements. (1)
         10.4 Beringer Wine Estates Holdings, Inc. 1997 Employee Stock Purchase Plan. (1)
         10.5  Registrant's 1998 Incentive Stock Plan. (4)
         10.6 Form of Indemnity Agreement between the Registrant and its officers and directors. (1)
         10.7 Third Amended and Restated Credit Agreement between Beringer Wine Estates Company and Pacific Coast Farm Credit Services, ACA, as agent on behalf of several lenders dated as of December 10, 1998.
               (5)

         10.8 Wine Distributorship Agreement between Registrant and Southern Wine & Spirits of America, Inc. effective as of October 1, 1996, as amended. (Confidential treatment granted for part of this document.) (1)
         10.9 Grape, Juice and Wine Purchase Agreement between Delicato Vineyards and the Registrant dated December 31, 1996. (Confidential treatment granted for part of this document.) (1)

         10.10 Five Year Evergreen Contract for White Zinfandel Wine from Lodi between Registrant and Bronco Wine Company dated May 15, 1997, as revised June 3, 1997. (Confidential treatment granted for part of this document.) (1)
         21    Subsidiaries of the registrant. (3)

         (1) Incorporated by reference to Registration Statement on Form S-1 filed October 28,1997.
         (2) Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.
         (3) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.
         (4) Incorporated by reference to Definitive 14A filed September 25,
             1998.
         (5) Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Beringer Wine Estates Holdings, Inc.

                                 September 28, 1999

                                 By:  /s/ Walter T. Klenz

                                      Walter T. Klenz, Chief Executive Officer,
                                      President and Chairman of the Board

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

SIGNATURE                                    TITLE                                  DATE
/s/  Walter T. Klenz         Chairman of the Board, President &
- --------------------------
Walter T. Klenz              Chief Executive Officer                       September 28, 1999

/s/  Peter F. Scott          Executive Vice President, Chief Financial &
- --------------------------
Peter F. Scott               Administrative Officer                        September 28, 1999

/s/  Gregory M. Delaney      Vice President, Controller and
- --------------------------
Gregory M. Delaney           Chief Accounting Officer                      September 28, 1999

/s/  Richard L. Adams        Director                                      September 28, 1999
- --------------------------
Richard L. Adams

/s/  David Bonderman         Director                                      September 28, 1999
- --------------------------
David Bonderman

/s/  Randy Christofferson    Director                                      September 28, 1999
- --------------------------
Randy Christofferson

/s/  James G. Coulter        Director                                      September 28, 1999
- --------------------------
James G. Coulter

/s/  Timm F. Crull           Director                                      September 28, 1999
- --------------------------
Timm F. Crull

/s/  William A. Franke       Director                                      September 28, 1999
- --------------------------
William A. Franke

/s/  E. Michael Moone        Director                                      September 28, 1999
- --------------------------
E. Michael Moone

/s/  William S. Price III    Director                                      September 28, 1999
- --------------------------
William S. Price III

/s/  Jesse Rogers            Director                                      September 28, 1999
- --------------------------
Jesse Rogers

/s/  George A. Vare          Director                                      September 28, 1999
- --------------------------
George A. Vare