Form 10-Q
period 1999-09-30
BERINGER WINE ESTATES HOLDINGS INC
filed 1999-11-12
CIK 1041891

=============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                --------------
                                   FORM 10-Q
                                --------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

     Commission file number: 000-23175

                     BERINGER WINE ESTATES HOLDINGS, INC.
            (Exact name of Registrant as specified in its charter)

           Delaware                                    68-0370340
------------------------------------        --------------------------------
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

                                 Yes  [X]  No  [_]

As of October 31, 1999, the Registrant's Common Stock outstanding was:

     Title                                  Outstanding
     -----                                  -----------
     Class A Common Stock                    1,338,120
     Class B Common Stock                   18,252,075

=============================================================================

                                     INDEX

                                                                                                          Page
                                                                                                          -----
PART I:     FINANCIAL INFORMATION

Item 1      Financial Statements

            Consolidated Balance Sheets at June 30, 1999 and September 30, 1998 and 1999                   1

            Consolidated Statements of Operations for the three month periods ended
             September 30, 1998 and 1999                                                                   2

            Consolidated Statements of Cash Flows for the three month periods ended
             September 30, 1998 and 1999                                                                   3

            Notes to Consolidated Financial Statements                                                     4

Item 2      Management's Discussion and Analysis of Results of Operations and Financial Condition          5

PART II:    OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K                                                               9

            1.  Exhibits:

                27  Financial Data Schedule

            2.  Form 8-K:

                No reports on Form 8-K were filed during the quarter ended September 30, 1999

                     Beringer Wine Estates Holdings, Inc.

                          Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                                              June 30,          September 30,      September 30,
                                                                                1999                 1998               1999
                                                                           --------------       --------------     --------------
                                                                                                 (unaudited)        (unaudited)
                                ASSETS
Current assets:
  Cash...................................................................       $     18             $     18           $     20
  Accounts receivable, net of allowance of $255, $249 and $255...........         45,388               35,106             48,069
  Inventories............................................................        285,635              260,764            316,660
  Deferred tax assets....................................................         11,293                6,286             10,588
  Prepaids and other current assets......................................          2,768                3,598              5,841
                                                                                --------             --------           --------
     Total current assets................................................        345,102              305,772            381,178

Property, plant and equipment, net of accumulated depreciation
 of $35,779, $27,064 and $38,838.........................................        289,824              257,804            306,818
Other assets, net........................................................          9,390                8,468              9,141
                                                                                --------             --------           --------
     Total assets........................................................       $644,316             $572,044           $697,137
                                                                                ========             ========           ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................................................       $ 23,301             $ 19,556           $ 39,933
  Book overdraft.........................................................          3,416                3,188              7,823
  Accrued trade discounts................................................          9,258                5,570             10,674
  Accrued payroll, bonuses and benefits..................................          9,447                4,485              7,807
  Accrued interest.......................................................          4,572                4,948              4,323
  Other accrued expenses.................................................          7,597                4,849              6,064
  Income taxes payable...................................................          2,270                4,132              5,703
  Line of credit.........................................................        102,100              126,200            125,000
  Current portion of long-term debt......................................          2,695                4,493              2,750
                                                                                --------             --------           --------
     Total current liabilities...........................................        164,656              177,421            210,077

Long-term debt, less current portion.....................................        223,162              166,305            222,454
Deferred tax liabilities.................................................         36,065               34,165             36,680
Other liabilities........................................................          2,333                3,833              1,833
                                                                                --------             --------           --------
     Total liabilities...................................................        426,216              381,724            471,044
                                                                                --------             --------           --------

Stockholders' equity:
  Class A Common Stock, $0.01 par value; 2,000,000 shares authorized;
    1,312,326, 1,373,420 and 1,338,120 shares issued and outstanding.....             13                   14                 13
  Class B Common Stock, $0.01 par value; 38,000,000 shares
  authorized; 18,242,071, 18,060,625 and 18,251,275 shares issued
  and outstanding........................................................            182                  180                183
  Notes receivable from stockholders.....................................           (306)                (414)              (273)
  Additional paid-in-capital.............................................        191,192              189,102            191,460
  Retained earnings......................................................         27,019                1,438             34,710
                                                                                --------             --------           --------
     Total stockholders' equity..........................................        218,100              190,320            226,093
                                                                                --------             --------           --------
     Total liabilities and stockholders' equity..........................       $644,316             $572,044           $697,137
                                                                                ========             ========           ========

                See notes to consolidated financial statements.

                    Beringer Wine Estates Holdings, Inc. 1

                     Consolidated Statements of Operations
                (unaudited, in thousands, except per share data)

                                                                                                 Three months ended
                                                                                                    September 30,
                                                                                           -------------------------------
                                                                                               1998              1999
                                                                                           -------------     -------------
Gross revenues...........................................................................       $78,589           $94,562
Less excise taxes........................................................................         3,569             4,105
                                                                                                -------           -------
Net revenues.............................................................................        75,020            90,457
Cost of goods sold.......................................................................        40,642            45,977
                                                                                                -------           -------
Gross profit.............................................................................        34,378            44,480
Selling, general and administrative expenses.............................................        23,456            26,312
                                                                                                -------           -------
Operating income.........................................................................        10,922            18,168
Interest expense.........................................................................         5,034             5,837
Other expense (income), net..............................................................          (527)             (226)
                                                                                                -------           -------
Income before income taxes...............................................................         6,415            12,557
Provision for income taxes...............................................................         2,411             4,866
                                                                                                -------           -------
  Net income.............................................................................       $ 4,004           $ 7,691
                                                                                                =======           =======
Income per share:
  Basic EPS..............................................................................       $  0.21           $  0.39
                                                                                                =======           =======
  Diluted EPS............................................................................       $  0.20           $  0.38
                                                                                                =======           =======
Weighted average number of common shares and
 equivalents outstanding:
  Basic..................................................................................        19,434            19,589
                                                                                                =======           =======
  Diluted................................................................................        20,168            20,292
                                                                                                =======           =======

                See notes to consolidated financial statements.

                    Beringer Wine Estates Holdings, Inc. 2

                     Consolidated Statements of Cash Flows
                           (unaudited, in thousands)

                                                                                                   Three months ended
                                                                                                      September 30,
                                                                                           -----------------------------------
                                                                                                1998                1999
                                                                                           ---------------     ---------------
Cash flows from operating activities:
  Net income.............................................................................        $  4,004            $  7,691
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Deferred taxes......................................................................             101               1,320
     Depreciation and amortization.......................................................           3,393               3,411
     Other...............................................................................              27                  22
     Change in assets and liabilities:
        Accounts receivable..............................................................          (4,582)             (2,477)
        Inventories......................................................................          (9,095)            (23,295)
        Prepaids and other assets........................................................            (602)             (2,998)
        Accounts payable.................................................................           2,100              16,553
        Book overdraft...................................................................           1,981               4,407
        Accrued trade discounts..........................................................           1,043               1,416
        Accrued payroll, bonuses and benefits............................................          (2,221)             (1,640)
        Accrued interest.................................................................             405                (249)
        Other accrued expenses...........................................................          (1,666)             (1,533)
        Income taxes payable.............................................................           2,446               3,433
        Other liabilities................................................................            (500)               (500)
                                                                                                 --------            --------
           Net cash (used in) provided by operating activities...........................          (3,166)              5,561
                                                                                                 --------            --------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment..........................................         (16,130)            (13,503)
  Business acquisitions..................................................................              --             (14,608)
  Decrease (increase) in investments.....................................................            (926)                 25
                                                                                                 --------            --------
           Net cash used in investing activities.........................................         (17,056)            (28,086)
                                                                                                 --------            --------

Cash flows from financing activities:
  Net change in line of credit...........................................................          20,900              22,900
  Repayments of long-term debt...........................................................          (1,069)               (653)
  Issuance of common stock...............................................................             354                 247
  Proceeds from notes receivable from stockholders.......................................              34                  33
                                                                                                 --------            --------
           Net cash provided by financing activities.....................................          20,219              22,527
                                                                                                 --------            --------

Net (decrease) increase in cash..........................................................              (3)                  2
Cash at beginning of the period..........................................................              21                  18
                                                                                                 --------            --------
Cash at end of the period................................................................        $     18            $     20
                                                                                                 ========            ========

                See notes to consolidated financial statements.

                     Beringer Wine Estates Holdings, Inc.3

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Presentation

  In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position at June 30, 1999 and September 30, 1998 and 1999, and our results of operations and cash flow for the three month periods ended September 30, 1998 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to our Form 10-K for the year ended June 30, 1999. Operating results for the three month period ended September 30, 1999 is not necessarily indicative of future results.

Note 2--Business Acquisition

  On August 31, 1999, we completed the acquisition of substantially all of the assets of St. Clement Vineyards, a division of Sapporo U.S.A., Inc. operating a winery in St. Helena, California. We acquired assets consisting primarily of inventories and property, plant and equipment. The acquisition has been accounted for using the purchase method of accounting with the allocation of purchase price to assets acquired made using estimated fair values at the date of acquisition. The entire purchase price was assigned to tangible assets acquired.

Note 3--Inventories

  We utilize the "first in, first out" (FIFO) method of accounting for all inventories. Inventories at June 30, 1999 and September 30, 1998 and 1999 are as follows:

                                                                          June 30,         September 30,    September 30,
   (in thousands)                                                           1999               1998             1999
                                                                         -----------       ------------     ------------
   Bulk wine...........................................................     $124,105           $ 73,861         $125,183
   Cased goods and retail..............................................      135,429            157,883          164,105
   Crop costs and supplies.............................................       26,101             29,020           27,372
                                                                            --------           --------         --------
      Total............................................................     $285,635           $260,764         $316,660
                                                                            ========           ========         ========

  Included in inventory at June 30, 1999 and September 30, 1998 and 1999 were $3.2 million, $14.7 million and $6.4 million, respectively, of inventory cost step-up remaining from applying purchase accounting to the acquisitions of Beringer Wine Estates Company, Chateau St. Jean, Stags' Leap Winery and St. Clement Vineyards.

Note 4--Earnings Per Share Computation

  The table below presents the computation of basic and diluted earnings per share:

                                                                                               Three months ended
(in thousands, except per share data)                                                             September 30,
                                                                                          -----------------------------
                                                                                              1998             1999
                                                                                          ------------     ------------
   Numerator--Income
   Net income...........................................................................       $ 4,004          $ 7,691
                                                                                               =======          =======
   Denominator--Basic shares
   Average common shares outstanding....................................................        19,434           19,589
                                                                                               -------          -------
   Basic EPS............................................................................       $  0.21          $  0.39
                                                                                               =======          =======
   Denominator--Diluted shares
   Average common shares outstanding....................................................        19,434           19,589
   Dilutive effect of common stock equivalents..........................................           734              703
                                                                                               -------          -------
      Total diluted shares..............................................................        20,168           20,292
                                                                                               -------          -------
   Diluted EPS..........................................................................       $  0.20          $  0.38
                                                                                               =======          =======

                    Beringer Wine Estates Holdings, Inc. 4

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Summary

  First quarter fiscal 2000 operating results reflect continued sales volume growth and increasing average unit revenue compared to first quarter of the prior year. During the first quarter ended September 30, 1999, sales volume grew 15% and net revenues rose 21% driven primarily by growth in the Beringer Vineyards and Meridian Vineyards brands. Gross profit expanded 29% and operating profit increased 66% over the same period in the prior fiscal year. Net income and diluted earnings per share increased significantly over the first quarter of fiscal 1999 to $7.7 million and $0.38, respectively. Adjusted gross profit increased 17% and adjusted operating profit increased 23% over the same period in the prior fiscal year. Adjusted net income and adjusted diluted earnings per share increased 21% and 20%, respectively, over the first quarter of fiscal 1999. Our success as a leading producer of premium varietal wines is due to an emphasis on quality products, brand strength and consumer focused marketing.

  The following table shows net income per share for the first quarter of fiscal 2000 and for each of the quarters in fiscal 1999. Adjusted net income excludes the non-cash charge related to inventory step-up.

Net Income and Per Share Amounts

Three months ended
(in thousands, except per share data)                     September 30,   December 31,   March 31,   June 30,    September 30,
                                                             1998            1998           1999       1999         1999
                                                          -----------     -----------    ---------   --------    -----------
As Reported
 Net income.............................................     $4,004        $ 8,359         $7,635      $ 9,587       $7,691
 Diluted EPS............................................       0.20           0.41           0.38         0.47         0.38
Adjusted (1)
 Net income.............................................     $7,017        $12,203         $9,867      $10,239       $8,482
 Diluted EPS............................................       0.35           0.60           0.49         0.50         0.42

________
(1) Net income available to common stockholders is adjusted to exclude the after-tax effect of the non-cash charge related to inventory step-up.

    Net income in the first quarter of fiscal 2000 increased to $7.7 million from $4.0 million in the first quarter of the prior year. First quarter fiscal 2000 diluted earnings per share grew to $0.38 from $0.20 in the first quarter of the prior year. Adjusted net income for the quarter ended September 30, 1999 increased $1.5 million, or 21%, to $8.5 million from $7.0 million in the same period in the prior year. Adjusted earnings per share in the first quarter rose 20% over first quarter fiscal 1999 adjusted earnings per share to $0.42.

Results of Operations

Net Revenues

Three months ended                                         September 30,  December 31,   March 31,    June 30,     September 30,
(dollars and volume in thousands)                              1998          1998          1999         1999           1999
                                                           -----------    -----------   -----------  -----------  -------------
Beringer Vineyards.........................................   $42,786         $ 68,568      $54,818      $58,106      $54,456
Meridian Vineyards.........................................    14,085           21,552       17,773       16,571       16,975
All Other California Brands................................    14,505           17,498       16,029       15,975       15,153
Imports....................................................     3,644            4,955        4,584        4,705        3,873
                                                              -------         --------      -------      -------      -------
 Total Net Revenues........................................   $75,020         $112,573      $93,204      $95,357      $90,457
                                                              =======         ========      =======      =======      =======

Volume (total 9-liter case equivalents)....................     1,328            2,073        1,685        1,701        1,532
Net Revenue Per Case.......................................   $ 56.49         $  54.30      $ 55.31      $ 56.06      $ 59.05

     Net revenues for the first quarter ended September 30, 1999 grew 27% for Beringer Vineyards and 21% for Meridian Vineyards. We shipped 1.5 million nine-liter case equivalents during the first quarter of fiscal 2000, 15% higher than the 1.3 million cases shipped in the first quarter of the prior fiscal year. Volume growth continues to be driven primarily by the Beringer Vineyards brand with the Beringer Founders' Estate product line and the continued expansion of Meridian Vineyards.

                    Beringer Wine Estates Holdings, Inc. 5

     The average net revenue per nine-liter case increased 5% to $59.05 per case from $56.49 per case in the first quarter of fiscal 1999. This increase primarily reflects the positive mix change resulting from increased Beringer Founders' Estate and Meridian Vineyards sales volume at higher than company average per case revenue. We expect this trend of increasing unit revenue to continue as we pursue the opportunities in the $7.00 to $10.00 per bottle retail price category with Beringer Founders' Estate and Meridian Vineyards.

     Based on the growth of Beringer Founders' Estate within the Beringer Vineyards brand and continued growth of Meridian Vineyards, Beringer White Zinfandel continues to represent less of our total net revenues declining to 25% from 30% in the first quarter of the prior fiscal year.

Gross Profit

Three months ended (in thousands)                         September 30,  December 31,   March 31,    June 30,  September 30,
                                                              1998          1998          1999         1999        1999
                                                          -------------  ------------   ---------    --------  -------------
Net Revenues............................................      $75,020     $112,573      $93,204      $95,357      $90,457
Cost of Goods Sold......................................       40,642       59,896       49,252       48,240       45,977
                                                              -------     --------      -------      -------      -------
Gross Profit............................................       34,378       52,677       43,952       47,117       44,480
Inventory Step-up.......................................        4,939        6,473        3,820        1,216        1,312
                                                              -------     --------      -------      -------      -------
Adjusted Gross Profit...................................      $39,317     $ 59,150      $47,772      $48,333      $45,792
                                                              =======     ========      =======      =======      =======

     First quarter cost of goods sold increased $5.3 million or 13% over the same period in the prior fiscal year to $46.0 million. Our first quarter cost of goods sold included $1.3 million of non-cash charges resulting from inventory step-up, compared to $4.9 million for the same period in fiscal 1999. Our adjusted first quarter cost of goods sold increased $9.0 million or 25% over the same period in the prior fiscal year to $44.7 million. First quarter average cost per nine-liter case, excluding inventory step-up, increased $2.27 or 8% to $29.15 over the same period in the prior fiscal year. These changes are primarily due to changes in product mix sold and changes in raw materials costs, particularly as new vintages are introduced.

     Gross profit for the first fiscal quarter ended September 30, 1999 grew by $10.1 million or 29%, over the same period in the prior fiscal year to $44.5 million. First quarter adjusted gross profit, excluding the inventory step-up, rose $6.5 million or 17% over the same period in the last fiscal year to $45.8 million.

Gross Margin

Three months ended                                         September 30,   December 31,    March 31,     June 30,    September 30,
                                                               1998           1998           1999         1999           1999
                                                           -------------  ------------   ------------  ------------  ------------
Net Revenues...........................................        100.0%        100.0%        100.0%        100.0%        100.0%
Cost of Goods Sold.....................................         54.2          53.2          52.8          50.6          50.8
                                                               -----         -----         -----         -----         -----
Gross Margin...........................................         45.8          46.8          47.2          49.4          49.2
Inventory Step-up......................................          6.6           5.7           4.1           1.3           1.4
                                                               -----         -----         -----         -----         -----
Adjusted Gross Margin..................................         52.4%         52.5%         51.3%         50.7%         50.6%
                                                               =====         =====         =====         =====         =====

     Gross margin for the first quarter grew to 49.2% from 45.8% in the same period in the last fiscal year. First quarter adjusted gross margin was 50.6% compared to 52.4% for the same period in the last fiscal year.

Operating Expenses, Operating Income and Interest Expense

Operating Income

Three months ended (in thousands)                          September 30,  December 31,   March 31,   June 30,   September 30,
                                                               1998          1998          1999        1999         1999
                                                           ------------   ------------   ---------  ----------  -------------
Operating Income.........................................     $10,922       $17,559       $17,347     $20,704       $18,168
Add back Inventory Step-up...............................       4,939         6,473         3,820       1,216         1,312
                                                              -------       -------       -------     -------       -------
Adjusted Operating Income................................     $15,861       $24,032       $21,167     $21,920       $19,480
                                                              =======       =======       =======     =======       =======
Operating Margin.........................................        14.6%         15.6%         18.6%       21.7%         20.1%
Adjusted Operating Margin................................        21.1%         21.3%         22.7%       23.0%         21.5%

                    Beringer Wine Estates Holdings, Inc. 6

     First quarter operating expenses increased to $26.3 million, an increase of $2.9 million or 12% over the same period in the prior fiscal year. This increase reflects additional spending on advertising, merchandising, other direct product promotional activities offset partially by a decrease in non-product specific expenses. Marketing support, such as Beringer White Zinfandel radio adverstising campaigns, accounted for the largest increase in promotional spending during this period. Operating expenses represented 29.1% of net revenues for the first quarter compared to 31.3% for the same period in the last fiscal year.

     First quarter operating income rose $7.2 million over the same period in the prior fiscal year to $18.2 million. Adjusted operating income for the first quarter increased $3.6 million or 23% over the same period in the prior fiscal year to $19.5 million.

     First quarter interest expense increased $0.8 million from first quarter of fiscal 1999, due primarily to increased debt needed to fund the acquisition of St. Clement Vineyards, increased working capital needs, and investment in vineyard development and winery infrastructure required to support anticipated growth.

Acquisition of St. Clement Vineyards

     On August 31, 1999 we completed the acquisition of substantially all of the assets of St. Clement Vineyards, a division of Sapporo U.S.A. Inc. operating an ultra-premium winery in St. Helena, California. We acquired assets consisting primarily of inventories and property, plant and equipment. St. Clement Vineyards Napa Valley appellation wines are an excellent addition to our current ultra-premium wine portfolio.

Financial Condition

Assets Total assets increased $52.8 million or 8% from June 30, 1999 to $697.1 million on September 30, 1999. Inventory grew $31.0 million from June 30, 1999 to $316.7 million on September 30, 1999. This growth primarily reflects an increase in inventory quantities on hand, including inventory acquired through the acquisition of St. Clement Vineyards. Although inventory and receivable levels will be impacted by seasonal patterns, we expect total assets to continue to increase as inventory and property, plant and equipment expand to support anticipated future growth.

Liabilities   Total liabilities increased $44.8 million or 11% from June 30,
1999 to $471.0 million at September 30, 1999. We had outstanding $225.2 million of long-term debt, of which $2.8 million is payable in the next twelve months. In addition, we had outstanding $125 million on our revolving line of credit. At September 30, 1999, $122.0 million was available under the terms of our credit agreement.

Liquidity and Capital Resources

  Operating activities provided $5.6 million of cash during the first quarter of fiscal 2000. First quarter net cash used in investing activities of $28.1 million consisted of expenditures for property, plant and equipment and the acquisition of St. Clement Vineyards. Financing activities provided net cash of $22.2 million, primarily from our bank credit agreement. We expect to continue to have significant cash requirements for the remainder of the year to fund capital spending on vineyards and winery facilities.

  We anticipate that current capital, combined with cash from operations and the availability of cash from additional financing under our credit facilities, will be sufficient to meet our liquidity and capital expenditures requirements for the next twelve months. However, as a result of our expected growth and planned capital investments, we expect to increase the utilization of our credit facilities and potentially access alternative financing sources in the future.

Quantitative and Qualitative Disclosures About Market Risk

  We are exposed to market risk from changes in interest rates. To manage this exposure, we enter into interest rate swap agreements. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives.

                    Beringer Wine Estates Holdings, Inc. 7

     At September 30, 1999, our total debt was $350.2 million, of which $111.1 million will re-price during the next twelve months. At September 30, 1999, we had interest rate swap agreements that converted a notional amount of $90 million of LIBOR based variable-rate debt to a fixed rate.

     Assuming a 1% increase in interest rates, annual interest expense would be expected to increase approximately $1.0 million. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counterparty. To minimize this risk, we select high credit quality counterparties.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which was deferred from its original effective date, is now effective for years beginning after June 15, 2000. The statement requires all derivative securities to be recorded on the balance sheet at fair value and establishes "special accounting" for the different types of hedges. We plan to adopt this statement in fiscal 2001. Had we adopted the statement at September 30, 1999, we would have recorded a $380,000 charge to other comprehensive income for the fair value, after-tax, of our swap agreements, determined as the estimated receipt or payment that would be made to terminate the agreements.

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

     We do not know if the systems of companies with which we have material outside business relationships will be timely converted. We have completed contingency plans to minimize disruption in our operations caused by failure to achieve year 2000 compliance.

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

     For additional cautionary statements and risks which could cause results to differ materially from the Company's forward-looking statements, please refer to the Company's Annual Report and Form 10-K for the year ended June 30, 1999. These forward-looking statements speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation to publicly release any updates or revisions of any such forward-looking statements to reflect any changes in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.

                    Beringer Wine Estates Holdings, Inc. 8

                                    PART II

ITEM 1 through 5.   OTHER INFORMATION

  Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  1)  Exhibits:

      27  Financial Data Schedule

  2)  Form 8-K:

      No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Beringer Wine Estates Holdings, Inc.

                             November 11, 1999

                             By:    Peter F. Scott

                                    Peter F. Scott, Executive Vice President,
                                    Chief Financial and Administrative Officer

                    Beringer Wine Estates Holdings, Inc. 9