Form 10-Q
period 1999-12-31
BERINGER WINE ESTATES HOLDINGS INC
filed 2000-02-15
CIK 1041891

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------
                                   FORM 10-Q
                                --------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

     Commission file number: 000-23175

                     BERINGER WINE ESTATES HOLDINGS, INC.
            (Exact name of Registrant as specified in its charter)

              Delaware                                    68-0370340
     ----------------------------               -------------------------------
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

                                Yes [X] No [_]

  As of January 31, 2000, the Registrant's Common Stock outstanding was:

Title                                             Outstanding
-----                                             -----------
Class A Common Stock                                1,338,120
Class B Common Stock                               18,298,992

                                     INDEX

                                                                                                           Page
                                                                                                           -----
PART I:   FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated Balance Sheets at June 30, 1999 and December 31, 1998 and 1999.....................      1

          Consolidated Statements of Operations for the three and six month periods ended
             December 31, 1998 and 1999...................................................................      2

          Consolidated Statements of Cash Flows for the three and six month periods ended
             December 31, 1998 and 1999...................................................................      3

          Notes to Consolidated Financial Statements......................................................      4

Item 2    Management's Discussion and Analysis of Results of Operations and Financial Condition...........      6

PART II:  OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders.............................................     11

Item 6    Exhibits and Reports on Form 8-K................................................................     11

                          Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                                               June 30,          December 31,    December 31,
                                                                                 1999                1998            1999
                                                                            --------------       -------------  --------------
                                                                                                  (unaudited)    (unaudited)
                                    ASSETS
Current assets:
  Cash....................................................................       $     18            $    620        $     67
  Accounts receivable, net of allowance of $255, $249 and $255............         45,388              45,744          57,413
  Inventories.............................................................        285,635             290,021         363,084
  Deferred tax assets.....................................................         11,293               9,720          12,420
  Prepaids and other current assets.......................................          2,768               3,195           2,477
                                                                                 --------            --------        --------
     Total current assets.................................................        345,102             349,300         435,461

Property, plant and equipment, net of accumulated depreciation
 of $35,779, $29,762 and $41,883..........................................        289,824             260,062         312,568
Other assets, net.........................................................          9,390               9,301           8,884
                                                                                 --------            --------        --------
     Total assets.........................................................       $644,316            $618,663        $756,913
                                                                                 ========            ========        ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................................       $ 23,301            $ 48,428        $ 76,444
  Book overdraft..........................................................          3,416                  --              --
  Accrued trade discounts.................................................          9,258               9,275          16,238
  Accrued payroll, bonuses and benefits...................................          9,447               6,372           8,134
  Accrued interest........................................................          4,572               4,808           4,441
  Other accrued expenses..................................................          7,597               2,735           4,543
  Income taxes payable....................................................          2,270               6,443           6,896
  Line of credit..........................................................        102,100              74,900         125,700
  Current portion of long-term debt.......................................          2,695               4,582           2,805
                                                                                 --------            --------        --------
     Total current liabilities............................................        164,656             157,543         245,201

Long-term debt, less current portion......................................        223,162             223,126         233,732
Deferred tax liabilities..................................................         36,065              34,706          37,086
Other liabilities.........................................................          2,333               3,333           1,333
                                                                                 --------            --------        --------
     Total liabilities....................................................        426,216             418,708         517,352
                                                                                 --------            --------        --------

Stockholders' equity:
  Class A Common Stock, $0.01 par value; 2,000,000 shares
    authorized; 1,312,326, 1,351,662 and 1,338,120 shares issued
    and outstanding.......................................................             13                  14              13
  Class B Common Stock, $0.01 par value; 38,000,000 shares
    authorized; 18,242,071, 18,136,833 and 18,272,131 shares issued
    and outstanding.......................................................            182                 181             183
  Notes receivable from stockholders......................................           (306)               (352)           (167)
  Additional paid-in-capital..............................................        191,192             190,315         191,921
  Retained earnings.......................................................         27,019               9,797          47,611
                                                                                 --------            --------        --------
     Total stockholders' equity...........................................        218,100             199,955         239,561
                                                                                 --------            --------        --------
     Total liabilities and stockholders' equity...........................       $644,316            $618,663        $756,913
                                                                                 ========            ========        ========

                See notes to consolidated financial statements.

                    Beringer Wine Estates Holdings, Inc. 1

                     Consolidated Statements of Operations
               (unaudited, in thousands, except per share data)

                                                                    Three months ended                  Six months ended
                                                                      December  31,                      December  31,
                                                               ----------------------------       ----------------------------
                                                                   1998           1999                1998           1999
                                                               -------------  -------------       -------------  -------------

Gross revenues...............................................      $118,035       $137,400            $196,624       $231,962
Less excise taxes............................................         5,462          6,168               9,031         10,273
                                                                   --------       --------            --------       --------
Net revenues.................................................       112,573        131,232             187,593        221,689
Cost of goods sold...........................................        59,896         67,459             100,538        113,436
                                                                   --------       --------            --------       --------
Gross profit.................................................        52,677         63,773              87,055        108,253
Selling, general and administrative expenses.................        35,118         37,116              58,574         63,428
                                                                   --------       --------            --------       --------
Operating income.............................................        17,559         26,657              28,481         44,825
Interest expense.............................................         5,214          6,147              10,248         11,984
Other expense (income), net..................................          (864)          (524)             (1,391)          (750)
                                                                   --------       --------            --------       --------
Income before income taxes...................................        13,209         21,034              19,624         33,591
Provision for income taxes...................................         4,850          8,133               7,261         12,999
                                                                   --------       --------            --------       --------
Net income...................................................      $  8,359       $ 12,901            $ 12,363       $ 20,592
                                                                   ========       ========            ========       ========

Income per share:
  Basic EPS..................................................         $0.43          $0.66               $0.63          $1.05
                                                                   ========       ========            ========       ========
  Diluted EPS................................................         $0.41          $0.64               $0.61          $1.02
                                                                   ========       ========            ========       ========

Weighted average number of common shares and
 equivalents outstanding:
  Basic......................................................        19,488         19,610              19,488         19,600
                                                                   ========       ========            ========       ========
  Diluted....................................................        20,245         20,274              20,237         20,283
                                                                   ========       ========            ========       ========

                See notes to consolidated financial statements.

                    Beringer Wine Estates Holdings, Inc. 2

                     Consolidated Statements of Cash Flows
                           (unaudited, in thousands)

                                                                    Three months ended                   Six months ended
                                                                       December  31,                       December  31,
                                                               ----------------------------        ----------------------------
                                                                   1998            1999                1998            1999
                                                               ------------   -------------        ------------   -------------
Cash flows from operating activities:
  Net income.................................................      $  8,359        $ 12,901            $ 12,363        $ 20,592
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
     Deferred taxes..........................................        (2,893)         (1,426)             (2,792)           (106)
     Depreciation and amortization...........................         3,038           3,570               6,431           7,130
     Other...................................................            22              26                  49              48
     Change in assets and liabilities:
        Accounts receivable..................................       (10,638)         (9,344)            (15,220)        (11,821)
        Inventories..........................................       (29,257)        (46,424)            (38,352)        (65,835)
        Prepaids and other assets............................        (1,036)          3,127              (1,638)         (1,553)
        Accounts payable.....................................        28,872          36,511              30,972          53,064
        Book overdraft.......................................        (3,188)         (7,823)             (1,207)         (3,416)
        Accrued trade discounts..............................         3,705           5,564               4,748           6,980
        Accrued payroll, bonuses and benefits................         1,887             327                (334)         (1,313)
        Accrued interest.....................................          (140)            118                 265            (131)
        Other accrued expenses...............................        (2,114)         (1,521)             (3,780)         (3,054)
        Income taxes payable.................................         2,311           1,193               4,757           4,626
        Other liabilities....................................          (500)           (500)             (1,000)         (1,000)
                                                                   --------        --------            --------        --------
           Net cash (used in) provided by
            operating activities.............................        (1,572)         (3,701)             (4,738)          4,211
                                                                   --------        --------            --------        --------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment..............        (4,956)         (8,796)            (21,086)        (24,650)
  Business acquisitions......................................            --              --                  --         (14,608)
  Decrease (increase) in investments.........................           266             (30)               (660)             (5)
                                                                   --------        --------            --------        --------
           Net cash used in investing activities.............        (4,690)         (8,826)            (21,746)        (39,263)
                                                                   --------        --------            --------        --------

Cash flows from financing activities:
  Net change in line of credit...............................       (51,300)            700             (30,400)         23,600
  Net proceeds from (repayment of) long-term debt............        56,910          11,333              55,841          10,680
  Issuance of common stock...................................         1,192             435               1,546             682
  Proceeds from notes receivable from stockholders...........            62             106                  96             139
                                                                   --------        --------            --------        --------
           Net cash provided by financing activities.........         6,864          12,574              27,083          35,101
                                                                   --------        --------            --------        --------

Net increase in cash.........................................           602              47                 599              49
Cash at beginning of the period..............................            18              20                  21              18
                                                                   --------        --------            --------        --------
Cash at end of the period....................................      $    620        $     67            $    620        $     67
                                                                   ========        ========            ========        ========

                See notes to consolidated financial statements.

                    Beringer Wine Estates Holdings, Inc. 3

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position at June 30, 1999 and December 31, 1998 and 1999, and our results of operations and cash flows for the three and six month periods ended December 31, 1998 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to our Form 10-K for the year ended June 30, 1999. Operating results for the three and six month periods ended December 31, 1999 are not necessarily indicative of future results.

Note 2--Business Acquisition

  On August 31, 1999, we completed the acquisition of substantially all of the assets of St. Clement Vineyards, a division of Sapporo U.S.A., Inc. operating a winery in St. Helena, California. We acquired assets consisting primarily of inventories and property, plant and equipment. The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to assets acquired using estimated fair values at the date of acquisition. The entire purchase price was assigned to tangible assets acquired.

Note 3--Inventories

  We utilize the ''first in, first out'' (FIFO) method of accounting for all inventories. Inventories at June 30, 1999 and December 31, 1998 and 1999 are as follows:

                                                                June 30,    December 31,  December 31,
(in thousands)                                                    1999         1998          1999
                                                              -----------   ------------  ------------
   Bulk wine................................................     $124,105       $165,558      $205,684
   Cased goods and retail...................................      135,429        111,640       133,706
   Crop costs and supplies..................................       26,101         12,823        23,694
                                                                 --------       --------      --------
      Total.................................................     $285,635       $290,021      $363,084
                                                                 ========       ========      ========

  Included in inventory at June 30, 1999 and December 31, 1998 and 1999 were $3.2 million, $8.2 million and $7.7 million, respectively, of inventory cost step-up remaining from applying purchase accounting to the acquisitions of Beringer Wine Estates Company, Chateau St. Jean, Stags' Leap Winery and St. Clement Vineyards.

Note 4--Earnings Per Share Computation

  The table below presents the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                   Three months ended                Six months ended
(in thousands, except per share data)                                December  31,                    December  31,
                                                               --------------------------       --------------------------
                                                                   1998          1999               1998          1999
                                                               ------------  ------------       ------------  ------------
   Numerator--Income
   Net income................................................       $ 8,359       $12,901            $12,363       $20,592
                                                                    =======       =======            =======       =======

   Denominator--Basic shares
   Average common shares outstanding.........................        19,488        19,610             19,488        19,600
                                                                    -------       -------            -------       -------
   Basic EPS.................................................       $  0.43       $  0.66            $  0.63       $  1.05
                                                                    =======       =======            =======       =======

   Denominator--Diluted shares
   Average common shares outstanding.........................        19,488        19,610             19,488        19,600
   Dilutive effect of common stock equivalents...............           757           664                749           683
                                                                    -------       -------            -------       -------
      Total diluted shares...................................        20,245        20,274             20,237        20,283
                                                                    -------       -------            -------       -------
   Diluted EPS...............................................       $  0.41       $  0.64            $  0.61       $  1.02
                                                                    =======       =======            =======       =======

                    Beringer Wine Estates Holdings, Inc. 4

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5--Subsequent Event

  On January 7, 2000, we sold the Napa Ridge brand and related inventory to the Bronco Wine Company for approximately $40 million in cash. The sale includes the Napa Ridge trademarked brand name and all cased goods in inventory.

                    Beringer Wine Estates Holdings, Inc. 5

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Summary

  Second quarter fiscal 2000 operating results reflect continued sales volume growth and higher average unit revenue compared to second quarter of the prior year. During the second quarter ended December 31, 1999, sales volume grew 13% and net revenues increased 17% driven primarily by growth in the Beringer Vineyards brand. Gross profit expanded 21% and operating income increased by 52% over the same period in the prior fiscal year. Net income and diluted earnings per share increased significantly over the second quarter of fiscal 1999 to $12.9 million and $0.64, respectively. Adjusted gross profit increased 12% and adjusted operating income increased 22% over the same period in the prior fiscal year. Adjusted net income and adjusted diluted earnings per share increased 18% over the second quarter of fiscal 1999. Adjusted amounts exclude the non-cash charge related to inventory step-up.

  Sales volume increased 14% for the first six months of fiscal 2000 while net revenues increased 18%. Gross profit and operating income increased 24% and 57%, respectively, over the same period in the prior fiscal year. Net income increased 67% and diluted earnings per share increased 66% from the same period in the prior fiscal year. Adjusted gross profit for the first six months of fiscal 2000 increased 14% and adjusted operating income increased 22% over the same period in the prior fiscal year. Adjusted net income and adjusted diluted earnings per share increased 19% over the same period in the prior fiscal year.

  The following table shows net income per share for the first two quarters of fiscal 2000 and for each of the quarters in fiscal 1999.

Net Income (Loss) and Per Share Amounts

Three months ended                           September 30  December 31,   March 31,      June 30,     September 30,  December 31,
(in thousands, except per share data)            1998          1998          1999          1999          1999           1999
                                             ------------  ------------  ------------  ------------   -------------  ------------
As reported
 Net income................................        $4,004       $ 8,359        $7,635       $ 9,587        $7,691       $12,901
 Diluted EPS...............................          0.20          0.41          0.38          0.47          0.38          0.64
Adjusted (1)
 Net income................................        $7,017       $12,203        $9,867       $10,239        $8,482       $14,449
 Diluted EPS...............................          0.35          0.60          0.49          0.50          0.42          0.71

________
(1) Net income available to common stockholders is adjusted to exclude the after-tax effect of the non-cash charge related to inventory step-up.

     Net income in the second quarter of fiscal 2000 increased to $12.9 million from $8.4 million in the second quarter of the prior year. Second quarter fiscal 2000 diluted earnings per share grew to $0.64 from $0.41 in the second quarter of the prior year. Adjusted net income for the quarter ended December 31, 1999 increased $2.2 million, or 18% to $14.4 million from $12.2 million in the same period in the prior year. Adjusted earnings per share in the second quarter rose 18% over second quarter of fiscal 1999 to $0.71.

     Net income for the six months ended December 31, 1999 increased to $20.6 million from $12.4 million for the same period of the prior fiscal year. Diluted earnings per share for the six months ended December 31, 1999 rose to $1.02 from $0.61 in the prior fiscal year. Adjusted net income for the six months ended December 31, 1999 increased $3.7 million or 19% over the same period of the prior fiscal year. Adjusted earnings per share for the six months ended December 31, 1999 increased to $1.13, 19% higher than the six months ended December 31, 1998.

                    Beringer Wine Estates Holdings, Inc. 6

Results of Operations

Net Revenues

Three months ended                            September 30  December 31,   March 31,      June 30,    September 30,  December 31,
(dollars and volume in thousands)                 1998          1998          1999          1999          1999           1999
                                              ------------  ------------  ------------  ------------  ------------   ------------
Beringer Vineyards.........................       $42,786      $ 68,568       $54,818       $58,106       $54,456      $ 84,092
Meridian Vineyards.........................        14,085        21,552        17,773        16,571        16,975        22,916
All other California brands................        14,505        17,498        16,029        15,975        15,153        19,159
Imports....................................         3,644         4,955         4,584         4,705         3,873         5,065
                                                  -------      --------       -------       -------       -------      --------
     Total net revenue                            $75,020      $112,573       $93,204       $95,357       $90,457      $131,232
                                                  =======      ========       =======       =======       =======      ========

Volume (9-liter case equivalents)..........         1,328         2,073         1,685         1,701         1,532         2,337
Net revenue per case.......................       $ 56.49      $  54.30       $ 55.31       $ 56.06       $ 59.05      $  56.15

  Net revenues for the second quarter ended December 31, 1999 increased 23% for Beringer Vineyards and 6% for Meridian Vineyards. We shipped 2.3 million nine-liter case equivalents during the second quarter of fiscal 2000, 13% higher than the 2.1 million cases shipped in the second quarter of the prior fiscal year.

  The average net revenue per nine-liter case increased 3% to $56.15 per case from $54.30 per case in the second quarter of fiscal 2000. This increase primarily reflects the positive mix change resulting from increased Beringer Founders' Estate and Meridian Vineyards sales volume at unit revenues higher than the company average.

  Net revenues for the six months ended December 31, 1999 increased 24% from Beringer Vineyards and 12% for Meridian Vineyards over the same period in the prior fiscal year. For the six months ended December 31, 1999, nine-liter case volume expanded 17% and 13% for Beringer Vineyards and Meridian Vineyards, respectively, over the same period in the prior year. Volume growth continues to be driven primarily by the Beringer Vineyards brand (particularly with the Beringer Founders' Estate product line) and the continued expansion of the Meridian Vineyards brand.

  Net revenues for the six months ended December 31, 1999 increased $34.1 million or 18% over the same period in the prior fiscal year. Our shipments for the six months ended December 31, 1999 grew 14% over the same period last fiscal year to 3.9 million nine-liter case equivalents. The average net revenue per nine-liter case equivalent for the first six months of fiscal 2000 rose 4% over the same period in fiscal 1999 to $57.30. We expect this trend of increasing unit revenue to continue as we pursue the opportunities in the $7.00 to $10.00 per bottle retail price category with Beringer Founders' Estate and Meridian Vineyards.

Gross Profit

                                             September 30   December 31,   March 31,      June 30,   September30,  December 31,
Three months ended (in thousands)                 1998          1998          1999          1999          1999         1999
                                             ------------  ------------  ------------  ------------  ------------  -----------
Net revenue................................     $75,020      $112,573       $93,204        $95,357       $90,457      $131,232
Cost of goods sold.........................      40,642        59,896        49,252         48,240        45,977        67,459
                                                -------      --------       -------        -------       -------      --------
Gross profit...............................      34,378        52,677        43,952         47,117        44,480        63,773
Inventory step-up..........................       4,939         6,473         3,820          1,216         1,312         2,563
                                                -------      --------       -------        -------       -------      --------
Adjusted gross profit......................     $39,317      $ 59,150       $47,772        $48,333       $45,792      $ 66,336
                                                =======      ========       =======        =======       =======      ========

  Second quarter cost of goods sold increased $7.6 million or 13% over the same period in the prior fiscal year to $67.5 million. Our second quarter cost of goods sold included $2.6 million of non-cash charges resulting from the inventory step-up, compared to $6.5 million for the same period in fiscal 1999. Adjusted second quarter cost of goods sold increased $11.5 million or 22% over the same period in the prior fiscal year to $64.9 million. Second quarter average unit cost (cost per nine-liter equivalent case), excluding inventory step-up, increased $2.00 or 8% to $27.77 over the same period in the prior fiscal year. This change is primarily due to changes in product mix and changes in raw materials costs, particularly as new vintages are introduced.

  Gross profit for the second fiscal quarter ended December 31, 1999 grew by $11.1 million or 21% over the same period in the prior fiscal year to $63.8 million. Second quarter adjusted gross profit, excluding the inventory step-up, rose $7.2 million or 12% over the same period in the last fiscal year to $66.3 million.

                    Beringer Wine Estates Holdings, Inc. 7

  Cost of goods sold for the six months ended December 31, 1999 increased $12.9 million or 13% over the same period in the prior year to $113.4 million. Cost of goods sold for the first six months of fiscal 2000 included $3.9 million of inventory step-up compared to $11.4 million for the same period in fiscal 1999. Adjusted cost of goods sold for the first six months of fiscal 2000 increased $20.4 million or 23% over the prior fiscal year to $109.6 million.

  Gross profit for the six months ended December 31, 1999 increased 24% from the same period last fiscal year to $108.3 million. Adjusted gross profit, excluding the inventory step-up, for the six months ended December 31, 1999 grew $13.7 million or 14% over the same period of last fiscal year to $112.1 million.

Gross Margin

                                             September 30   December 31,   March 31,   June 30,   September 30,  December 31,
Three months ended                               1998           1998          1999       1999         1999           1999
                                             -------------  -------------  ----------  ---------  -------------  -------------
Net revenue.................................     100.0%         100.0%         100.0%     100.0%      100.0%         100.0%
Cost of goods sold..........................      54.2           53.2           52.8       50.6        50.8           51.4
                                                 -----          -----          -----      -----       -----          -----
Gross margin................................      45.8           46.8           47.2       49.4        49.2           48.6
Inventory step-up...........................       6.6            5.7            4.1        1.3         1.4            1.9
                                                 -----          -----          -----      -----       -----          -----
Adjusted gross margin.......................      52.4%          52.5%          51.3%      50.7%       50.6%          50.5%
                                                 =====          =====          =====      =====       =====          =====

  Gross margin for the second quarter increased to 48.6% from 46.8% in the same period in the last fiscal year. Second quarter adjusted gross margin was 50.5% compared to 52.5% for the same period in the prior fiscal year.

  Gross margin for the first six months of fiscal 2000 rose to 48.8%, from 46.4% for the same period last fiscal year. Our adjusted gross margin, excluding the inventory step-up, for the six months ended December 31, 1999 decreased to 50.6% from 52.5% for the same period last fiscal year.

Operating Expenses, Operating Income and Interest Expense

Operating Income

                                             September 30   December 31,   March 31,   June 30,   September 30,  December 31,
Three months ended (in thousands)                1998           1998          1999       1999         1999           1999
                                             -------------  -------------  ----------  ---------  -------------  -------------
Operating income............................      $10,922        $17,559     $17,347    $20,704        $18,168        $26,657
Add back inventory step-up..................        4,939          6,473       3,820      1,216          1,312          2,563
                                                  -------        -------     -------    -------        -------        -------
Adjusted operating income...................      $15,861        $24,032     $21,167    $21,920        $19,480        $29,220
                                                  =======        =======     =======    =======        =======        =======
Operating margin............................         14.6%          15.6%       18.6%      21.7%          20.1%          20.3%
Adjusted operating margin...................         21.1%          21.3%       22.7%      23.0%          21.5%          22.3%

  Second quarter operating expenses increased to $37.1 million, an increase of $2.0 million or 6% over the same period in the prior fiscal year. This increase reflects additional spending on direct product promotional activities and an increase in non-product specific expenses compared to the second quarter of fiscal 1999. Operating expenses were 28.3% of net revenues for the second quarter compared to 31.2% for the same period in the last fiscal year.

  Second quarter operating income rose $9.1 million over the same period in the prior fiscal year to $26.7 million. Adjusted operating income for the second quarter increased $5.2 million or 22% over the same period in the prior fiscal year to $29.2 million. Second quarter interest expense increased $0.9 million or 18% from second quarter of fiscal 1999.

  Operating expenses for the six months ended December 31, 1999 increased $4.9 million or 8% over the same period in the last fiscal year to $63.4 million. This increase reflects additional spending on advertising and other direct product promotional activities. Operating expenses for the first six months of fiscal 2000 decreased to 28.6% of net revenue from 31.2% during the same period in the last fiscal year.

  Operating income for the six months ended December 31, 1999 grew $16.3 million from the same period in the last fiscal year to $44.8 million. Adjusted operating income for the six months of fiscal 2000 increased $8.8 million or 22% over the same period in the last fiscal year to $48.7 million. Interest expense for the six months ended December 31, 1999 increased $1.7 million or 17% from the same period in the last fiscal year, due primarily to increased debt

                    Beringer Wine Estates Holdings, Inc. 8
needed to fund the acquisition of St. Clement Vineyards, increased working capital needs, and continued investment in vineyard development and winery infrastructure required to support anticipated growth.

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

Sale of Napa Ridge

  On January 7, 2000, we sold the Napa Ridge brand asset and related inventory to the Bronco Wine Company for approximately $40 million in cash. The sale includes the Napa Ridge trademarked brand name and all cased goods in inventory. Incremental wine supply and production capacity will be used to support the anticipated future growth of Beringer Founders' Estate and Meridian Vineyards.

Financial Condition

Assets   Total assets increased $112.6 million or 17% from June 30, 1999 to
$756.9 million on December 31, 1999. Inventories grew $77.4 million from June 30, 1999 to $363.1 million on December 31, 1999. This growth primarily reflects an increase in inventory quantities on hand, including inventory acquired through the acquisition of St. Clement Vineyards. Although inventory and receivable levels will be impacted by seasonal patterns, we expect total assets to continue to increase as inventory and property, plant and equipment expand to support anticipated future growth.

Liabilities Total liabilities increased $91.1 million or 21% from June 30, 1999 to $517.4 million at December 31, 1999. At December 31, 1999, long-term debt outstanding was $236.5 million, of which $2.8 million is payable in the next twelve months. In addition, we had $125.7 million outstanding under our line of credit. At December 31, 1999, $120.8 million was available under the terms of our credit agreement.

Liquidity and Capital Resources

  Operating activities, impacted significantly by the growth of inventory, used $3.7 million of cash during the second quarter of fiscal 2000. Second quarter net cash used in investing activities of $8.8 million consisted primarily of expenditures for property, plant and equipment. Our financing activities provided net cash of $12.6 million, primarily from our bank credit agreement.

  Operating activities for the six months ended December 31, 1999 provided cash of $4.2 million. Net cash used in investing activities for the first six months of fiscal 2000 of $39.3 million consisted primarily of expenditures for property, plant and equipment of $24.7 million and the acquisition of St. Clement Vineyards for $14.7 million. Net cash provided by our financing activities for the six months ended December 31, 1999 of $35.1 million was provided primarily from our bank credit agreement. We anticipate that current capital, combined with cash from operations and the availability of cash from additional financing under our credit facilities, will be sufficient to meet our liquidity and capital expenditures requirements for the remainder of fiscal 2000. However, as a result of our expected growth and planned capital investments, we expect to increase the utilization of our credit facilities and potentially access alternative financing sources in the future.

Quantitative and Qualitative Disclosures About Market Risk

  We are exposed to market risk from changes in interest rates. To manage this exposure, we enter into interest rate swap agreements. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives.

  At December 31, 1999, our total debt was $362.2 million, of which $123.8 million will re-price during the next twelve months. At December 31, 1999, we had interest rate swap agreements that converted a notional amount of $90 million of LIBOR based variable-rate debt to a fixed rate.

                    Beringer Wine Estates Holdings, Inc. 9

  Assuming a 1% increase in interest rates, annual interest expense would be expected to increase approximately $1.1 million. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counterparty. To minimize this risk, we select high credit quality counterparties.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which was deferred from its original effective date, is now effective for years beginning after June 15, 2000. The statement requires all derivative securities to be recorded on the balance sheet at fair value and establishes "special accounting" for the different types of hedges. We plan to adopt this statement in fiscal 2001. Had we adopted the statement at December 31, 1999, we would have recorded a $212,000 gain in other comprehensive income for the fair value, after-tax, of our swap agreements, determined as the estimated receipt or payment that would be made to terminate the agreements.

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

                    Beringer Wine Estates Holdings, Inc. 10

                                    PART II

ITEM 1 through 3 and 5.   OTHER INFORMATION

  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The company's Annual Meeting of Shareholders was held on November 4, 1999 at the Mandarin Oriental Hotel, San Francisco, California. Two matters were submitted to a vote of shareholders: election of directors and ratification of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending June 30, 2000.

  Richard L. Adams, David Bonderman, Randy Christofferson, James G. Coulter, Timm F. Crull, William A. Franke, Walter T. Klenz, E. Michael Moone, William S. Price III, Jesse Rogers, and George A. Vare were nominated as directors. 41,805,686 votes were cast for Richard L. Adams and 60,077 votes were withheld. 41,799,128 votes were cast for David Bonderman and 66,635 votes were withheld. 41,806, 076 votes were cast for Randy Christofferson and 59,687 votes were withheld. 41,799,226 votes were cast for James G. Coulter and 66,537 votes were withheld. 41,799,638 votes were cast for Timm F. Crull and 66,125 votes were withheld. 41,799,378 votes were cast for William A. Franke and 66,385 votes were withheld. 41,799,986 votes were cast for Walter T. Klenz and 65,777 votes were withheld. 41,800,286 votes were cast for E. Michael Moone and 65,477 votes were withheld. 41,797,476 votes were cast for William S. Price III and 68,287 votes were withheld. 41,805,586 votes were cast for Jesse Rogers and 60,177 votes ere withheld. 41,806,186 votes were cast for George A. Vare and 59,577 votes were withheld.

  41,820,720 votes were cast in favor of the ratification of PricewaterhouseCoopers LLP, 42,611 votes were cast against, and 2,432 votes abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  1)  Exhibits:

      27  Financial Data Schedule

  2)  Form 8-K:

      No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Beringer Wine Estates Holdings, Inc.


                                  February 14, 2000

                                  By: Peter F. Scott

                                      Peter F. Scott, Executive Vice President,
                                      Chief Financial and Administrative Officer

                    Beringer Wine Estates Holdings, Inc. 11