Form 10-Q
period 2000-03-31
BERINGER WINE ESTATES HOLDINGS INC
filed 2000-05-15
CIK 1041891

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ----------------
                                   FORM 10-Q

                               ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended: March 31, 2000

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

                                Yes [X]  No [_]

   As of April 30, 2000, the Registrant's Common Stock outstanding was:

     Title                                                           Outstanding
     -----                                                           -----------
     Class A Common Stock...........................................  1,337,962
     Class B Common Stock........................................... 18,387,445

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                          Page
                                                                          ----
 PART I:  FINANCIAL INFORMATION


 Item 1   Financial Statements


          Consolidated Balance Sheets at June 30, 1999 and March 31,
           1999 and 2000................................................    1


          Consolidated Statements of Operations for the three and nine
           month periods ended March 31, 1999 and 2000..................    2


          Consolidated Statements of Cash Flows for the three and nine
           month periods ended March 31, 1999 and 2000..................    3


          Notes to Consolidated Financial Statements....................    4


 Item 2   Management's Discussion and Analysis of Results of Operations
           and Financial Condition......................................    6


 Item 3   Quantitative and Qualitative Disclosures About Market Risks...   10


 PART II: OTHER INFORMATION


 Item 6   Exhibits and Reports on Form 8-K..............................   11

                      BERINGER WINE ESTATES HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                   June 30,   March     March
                                                     1999    31, 1999  31, 2000
                                                   --------  --------  --------
                                                                (unaudited)
                     ASSETS
Current assets:
 Cash............................................  $     18  $     19  $     20
 Accounts receivable, net of allowance of $255,
  $249 and $323..................................    45,388    49,983    58,384
 Inventories.....................................   285,635   290,102   343,994
 Deferred tax assets.............................    11,293    10,230    15,485
 Prepaids and other current assets...............     2,768     3,635    10,097
                                                   --------  --------  --------
   Total current assets..........................   345,102   353,969   427,980
Property, plant and equipment, net of accumulated
 depreciation of $35,779, $32,604 and $45,007....   289,824   270,419   322,269
Other assets, net................................     9,390     9,232     8,804
                                                   --------  --------  --------
   Total assets..................................  $644,316  $633,620  $759,053
                                                   ========  ========  ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................  $ 23,301  $ 21,997  $ 15,362
 Book overdraft..................................     3,416     5,726     8,191
 Accrued trade discounts.........................     9,258     8,934    16,083
 Accrued payroll, bonuses and benefits...........     9,447     7,691     8,248
 Accrued interest................................     4,572     4,861     4,212
 Other accrued expenses..........................     7,597     3,483     5,137
 Income taxes payable............................     2,270     3,250    16,401
 Line of credit..................................   102,100   104,800   143,700
 Current portion of long-term debt...............     2,695     3,041     2,862
                                                   --------  --------  --------
   Total current liabilities.....................   164,656   163,783   220,196
Long-term debt, less current portion.............   223,162   223,554   232,994
Deferred tax liabilities.........................    36,065    35,275    37,922
Other liabilities................................     2,333     2,833       833
                                                   --------  --------  --------
   Total liabilities.............................   426,216   425,445   491,945
                                                   --------  --------  --------
Stockholders' equity:
 Class A Common Stock, $0.01 par value; 2,000,000
  shares authorized; 1,312,326, 1,342,558 and
  1,337,962 shares issued and outstanding........        13        13        13
 Class B Common Stock, $0.01 par value;
  38,000,000 shares authorized; 18,242,071,
  18,165,344 and 18,359,623 shares issued and
  outstanding....................................       182       182       182
 Notes receivable from stockholders..............      (306)     (306)     (166)
 Additional paid-in-capital......................   191,192   190,855   192,740
 Retained earnings...............................    27,019    17,431    74,338
                                                   --------  --------  --------
   Total stockholders' equity....................   218,100   208,175   267,108
                                                   --------  --------  --------
   Total liabilities and stockholders' equity....  $644,316  $633,620  $759,053
                                                   ========  ========  ========

                See notes to consolidated financial statements.

                      BERINGER WINE ESTATES HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

                                              Three months
                                                 ended       Nine months ended
                                               March 31,         March 31,
                                            ---------------- -----------------
                                             1999     2000     1999     2000
                                            ------- -------- -------- --------
Gross revenues............................. $97,578 $111,019 $294,202 $342,981
Less excise taxes..........................   4,374    4,931   13,405   15,204
                                            ------- -------- -------- --------
Net revenues...............................  93,204  106,088  280,797  327,777
Cost of goods sold.........................  49,252   54,562  149,790  167,998
                                            ------- -------- -------- --------
Gross profit...............................  43,952   51,526  131,007  159,779
Selling, general and administrative
 expenses..................................  26,605   27,844   85,179   91,272
Gain on sale of Napa Ridge brand...........      --   26,427       --   26,427
                                            ------- -------- -------- --------
Operating income...........................  17,347   50,109   45,828   94,934
Interest expense...........................   5,768    6,450   16,016   18,434
Other income, net..........................     540      547    1,931    1,297
                                            ------- -------- -------- --------
Income before income taxes.................  12,119   44,206   31,743   77,797
Provision for income taxes.................   4,484   17,479   11,745   30,478
                                            ------- -------- -------- --------
Net income................................. $ 7,635 $ 26,727 $ 19,998 $ 47,319
                                            ======= ======== ======== ========
Income per share:
 Basic EPS................................. $  0.39 $   1.36 $   1.03 $   2.40
                                            ======= ======== ======== ========
 Diluted EPS............................... $  0.38 $   1.31 $   0.99 $   2.33
                                            ======= ======== ======== ========
Weighted average number of common shares
 and equivalents outstanding:
 Basic.....................................  19,508   19,698   19,508   19,698
                                            ======= ======== ======== ========
 Diluted...................................  20,281   20,332   20,271   20,293
                                            ======= ======== ======== ========


                See notes to consolidated financial statements.

                      BERINGER WINE ESTATES HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                          Three months
                                              ended         Nine months ended
                                            March 31,           March 31,
                                        ------------------  ------------------
                                          1999      2000      1999      2000
                                        --------  --------  --------  --------
Cash flows from operating activities:
 Net income............................ $  7,635  $ 26,727  $ 19,998  $ 47,319
 Adjustments to reconcile net income to
  net cash used in operating
  activities:
  Deferred taxes.......................       59    (2,229)   (2,733)   (2,335)
  Depreciation and amortization........    3,330     3,487     9,761    10,617
  Other................................       (1)       --        48        48
  Change in assets and liabilities:
   Accounts receivable.................   (4,239)     (971)  (19,459)  (12,792)
   Inventories.........................      (81)   19,090   (38,433)  (46,745)
   Prepaids and other assets...........     (859)  (10,285)   (2,497)  (11,838)
   Accounts payable....................  (26,431)  (61,082)    4,541    (8,018)
   Book overdraft......................    5,726     8,191     4,519     4,775
   Accrued trade discounts.............     (341)     (155)    4,407     6,825
   Accrued payroll, bonuses and
    benefits...........................    1,319       114       985    (1,199)
   Accrued interest....................       53      (229)      318      (360)
   Other accrued expenses..............      748       594    (3,032)   (2,460)
   Income taxes payable................   (3,193)    9,505     1,564    14,131
   Other liabilities...................     (500)     (500)   (1,500)   (1,500)
                                        --------  --------  --------  --------
    Net cash used in operating
     activities........................  (16,775)   (7,743)  (21,513)   (3,532)
                                        --------  --------  --------  --------
Cash flows from investing activities:
 Acquisitions of property, plant and
  equipment............................  (13,199)  (10,473)  (34,285)  (35,123)
 Business acquisitions.................       --        --        --   (14,608)
 Decrease (increase) in investments....       --        30      (660)       25
                                        --------  --------  --------  --------
    Net cash used in investing
     activities........................  (13,199)  (10,443)  (34,945)  (49,706)
                                        --------  --------  --------  --------
Cash flows from financing activities:
 Net change in line of credit..........   29,900    19,000      (500)   41,600
 Net proceeds from (repayment of) long-
  term debt............................   (1,113)   (1,681)   54,728     9,999
 Issuance of common stock..............      540       819     2,086     1,501
 Proceeds from notes receivable from
  stockholders.........................       46         1       142       140
                                        --------  --------  --------  --------
    Net cash provided by financing
     activities........................   29,373    18,139    56,456    53,240
                                        --------  --------  --------  --------
Net increase in cash...................     (601)      (47)       (2)        2
Cash at beginning of the period........      620        67        21        18
                                        --------  --------  --------  --------
Cash at end of the period.............. $     19  $     20  $     19  $     20
                                        ========  ========  ========  ========

                See notes to consolidated financial statements.

                      BERINGER WINE ESTATES HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Presentation

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position at June 30, 1999 and March 31, 1999 and 2000, and our results of operations and cash flows for the three and nine month periods ended March 31, 1999 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For further information, refer to our Form 10-K for the year ended June 30, 1999. Operating results for the three and nine month periods ended March 31, 2000 are not necessarily indicative of future results.

Note 2--Acquisition of St. Clement Vineyards

   On August 31, 1999, we completed the acquisition of substantially all of the assets of St. Clement Vineyards. Assets acquired consisted primarily of inventories and property, plant and equipment. The acquisition has been accounted for using the purchase method of accounting.

Note 3--Sale of Napa Ridge Brand

   On January 7, 2000, we sold the Napa Ridge brand and related inventory to the Bronco Wine Company for approximately $40 million in cash. The sale included the Napa Ridge trademarked brand name and all cased goods in inventory. For the quarter ending March 31, 2000 a pre-tax gain of $26.4 million was realized on the sale.

Note 4--Inventories

   We use the "first in, first out" (FIFO) method of accounting for all inventories. Inventories at June 30, 1999 and March 31, 1999 and 2000 are as follows:

                                                                March    March
                                                      June 30,   31,      31,
                                                        1999     1999     2000
                                                      -------- -------- --------
                                                            (in thousands)
   Bulk wine......................................... $124,105 $159,659 $204,929
   Cased goods and retail............................  135,429  110,997  121,975
   Crop costs and supplies...........................   26,101   19,446   17,090
                                                      -------- -------- --------
     Total........................................... $285,635 $290,102 $343,994
                                                      ======== ======== ========

   Included in inventory at June 30, 1999 and March 31, 1999 and 2000 were $3.2 million, $4.4 million and $6.7 million, respectively, of inventory cost step-up remaining from applying purchase accounting to the acquisitions of Chateau St. Jean, Stags' Leap Winery and St. Clement Vineyards.

                      BERINGER WINE ESTATES HOLDINGS, INC.

Note 5--Earnings Per Share Computation

   The table below presents the computation of basic and diluted earnings per share:

                                                                 Nine months
                                            Three months ended      ended
                                                March 31,         March 31,
                                            ------------------ ---------------
                                              1999     2000     1999    2000
                                            ------------------ ------- -------
                                             (in thousands, except per share
                                                          data)
   Numerator--Income
   Net income.............................. $  7,635 $  26,727 $19,998 $47,319
                                            ======== ========= ======= =======
   Denominator--Basic shares
   Average common shares outstanding.......   19,508    19,698  19,508  19,698
                                            ======== ========= ======= =======
   Basic EPS............................... $   0.39 $    1.36 $  1.03 $  2.40
                                            ======== ========= ======= =======
   Denominator--Diluted shares
   Average common shares outstanding.......   19,508    19,698  19,508  19,698
   Dilutive effect of common stock
    equivalents............................      773       634     763     595
                                            -------- --------- ------- -------
     Total diluted shares..................   20,281    20,332  20,271  20,293
                                            ======== ========= ======= =======
   Diluted EPS............................. $   0.38 $    1.31 $  0.99 $  2.33
                                            ======== ========= ======= =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Summary

   Third quarter fiscal 2000 operating results reflect continued sales volume growth and higher average unit revenue compared to the third quarter of the prior fiscal year. During the third quarter ended March 31, 2000, sales volume grew 12% and net revenues increased 14% driven primarily by growth in the Beringer Vineyards brand. Gross profit expanded 17%. During the quarter, the Company sold the Napa Ridge brand, cased goods and other miscellaneous brand related assets. The Company realized a pre-tax gain of $26.4 million which is reflected in operating income. Operating income increased by 189% over the same period in the prior fiscal year. Net income and diluted earnings per share increased over the third quarter of fiscal 1999 to $26.7 million and $1.31, respectively. Adjusted gross profit increased 10% and adjusted operating income increased 17% over the same period in the prior fiscal year. Adjusted net income and adjusted diluted earnings per share increased 17% and 16%, respectively over the third quarter of fiscal 1999. Adjusted amounts exclude the non-cash charge related to inventory step-up and exclude the gain on the sale of Napa Ridge brand.

   Sales volume increased 13% for the first nine months of fiscal 2000 while net revenues increased 17% over the same period in the prior fiscal year. Gross profit and operating income increased 22% and 107%, respectively, over the same period in the prior fiscal year. Net income increased 137% and diluted earnings per share increased 135% from the same period in the prior fiscal year. Adjusted gross profit for the first nine months of fiscal 2000 increased 13% and adjusted operating income increased 20% over the same period in the prior fiscal year. Adjusted net income and adjusted diluted earnings per share increased 19% and 18%, respectively, over the same period in the prior fiscal year.

   The following table shows net income per share for the first three quarters of fiscal 2000 and for each of the quarters in fiscal 1999.

Net Income and Per Share Amounts

                                     Three months ended
              -----------------------------------------------------------------
                                            June
              Sept. 30, Dec. 31, March 31,   30,   Sept. 30, Dec. 31, March 31,
                1998      1998     1999     1999     1999      1999     2000
              --------- -------- --------- ------- --------- -------- ---------
                            (in thousands, except per share data)
As reported
 Net income..  $4,004   $ 8,359   $7,635   $ 9,587  $7,691   $12,901   $26,727
 Diluted
  EPS........    0.20      0.41     0.38      0.47    0.38      0.64      1.31
Adjusted (1)
 Net income..  $7,017   $12,203   $9,867   $10,239  $8,482   $14,449   $11,550
 Diluted
  EPS........    0.35      0.60     0.49      0.50    0.42      0.71      0.57

--------
(1) Net income available to common stockholders is adjusted to exclude the after-tax effect of the non-cash charge related to inventory step-up and the after-tax effect of the gain on the sale of Napa Ridge brand.

   Net income in the third quarter of fiscal 2000 increased to $26.7 million from $7.6 million in the third quarter of the prior year. Third quarter fiscal 2000 diluted earnings per share grew to $1.31 from $0.38 in the third quarter of the prior year. Adjusted net income for the quarter ended March 31, 2000 increased $1.7 million, or 17%, to $11.6 million from $9.9 million in the same period in the prior year. Adjusted earnings per share in the third quarter rose 16% over third quarter of fiscal 1999 to $0.57.

   Net income for the nine months ended March 31, 2000 increased to $47.3 million from $20.0 million for the same period of the prior fiscal year. Diluted earnings per share for the nine months ended March 31, 2000 rose to $2.33 from $0.99 in the prior fiscal year. Adjusted net income for the nine months ended March 31, 2000 increased $5.4 million or 19% over the same period of the prior fiscal year. Adjusted earnings per share for the nine months ended March 31, 2000 increased to $1.70, 18% higher than the nine months ended
March 31, 1999.

Results of Operations

Net Revenues

                                                Three months ended
                         -----------------------------------------------------------------
                                                       June
                         Sept. 30, Dec. 31, March 31,   30,   Sept. 30, Dec. 31, March 31,
                           1998      1998     1999     1999     1999      1999     2000
                         --------- -------- --------- ------- --------- -------- ---------
                                         (dollars and volume in thousands)
Beringer Vineyards......  $42,786  $ 68,568  $54,818  $58,106  $54,456  $ 84,092 $ 67,003
Meridian Vineyards......   14,085    21,552   17,773   16,571   16,975    22,916   18,683
All other California
 brands.................   14,505    17,498   16,029   15,975   15,153    19,159   15,451
Imports.................    3,644     4,955    4,584    4,705    3,873     5,065    4,951
                          -------  --------  -------  -------  -------  -------- --------
  Total net revenue.....  $75,020  $112,573  $93,204  $95,357  $90,457  $131,232 $106,088
                          =======  ========  =======  =======  =======  ======== ========
Volume (9-liter case
 equivalents)...........    1,328     2,073    1,685    1,701    1,532     2,337    1,893
Net revenue per case....  $ 56.49  $  54.30  $ 55.31  $ 56.06  $ 59.05  $  56.15 $  56.04

   Net revenues for the third quarter ended March 31, 2000 increased 22% for Beringer Vineyards and 5% for Meridian Vineyards. We shipped 1.9 million nine-liter case equivalents during the third quarter of fiscal 2000, 12% higher than the 1.7 million cases shipped in the third quarter of the prior fiscal year.

   The average net revenue per nine-liter case increased to $56.04 per case from $55.31 per case in the third quarter of fiscal 2000. This increase primarily reflects the positive mix change resulting from increased Beringer Founders' Estate sales volume at unit revenues higher than the company average.

   Net revenues for the nine months ended March 31, 2000 increased 24% for the Beringer Vineyards brand and 10% for the Meridian Vineyards brand over the same period in the prior fiscal year. For the nine months ended March 31, 2000, nine-liter case volume expanded 18% and 11% for Beringer Vineyards and Meridian Vineyards, respectively, over the same period in the prior fiscal year. Volume growth continues to be driven primarily by the Beringer Vineyards brand, (Beringer Founders' Estate product line) and the continued expansion of the Meridian Vineyards brand.

   Net revenues for all brands for the nine months ended March 31, 2000 increased $47.0 million, or 17%, over the same period in the prior fiscal year. Our shipments for the nine months ended March 31, 2000 grew 13% over the same period last fiscal year to 5.8 million nine-liter case equivalents. The average net revenue per nine-liter case equivalent for the first nine months of fiscal 2000 rose 3% over the same period in fiscal 1999 to $56.89. We expect this trend of increasing unit revenue to continue as we pursue the opportunities in the $7.00 to $10.00 per bottle retail price category with Beringer Founders' Estate and Meridian Vineyards.

Gross Profit

                                                Three months ended
                         -----------------------------------------------------------------
                                                       June
                         Sept. 30, Dec. 31, March 31,   30,   Sept. 30, Dec. 31, March 31,
                           1998      1998     1999     1999     1999      1999     2000
                         --------- -------- --------- ------- --------- -------- ---------
                                                  (in thousands)
Net revenue.............  $75,020  $112,573  $93,204  $95,357  $90,457  $131,232 $106,088
Cost of goods sold......   40,642    59,896   49,252   48,240   45,977    67,459   54,562
                          -------  --------  -------  -------  -------  -------- --------
Gross profit............   34,378    52,677   43,952   47,117   44,480    63,773   51,526
Inventory step-up.......    4,939     6,473    3,820    1,216    1,312     2,563    1,005
                          -------  --------  -------  -------  -------  -------- --------
Adjusted gross profit...  $39,317  $ 59,150  $47,772  $48,333  $45,792  $ 66,336 $ 52,531
                          =======  ========  =======  =======  =======  ======== ========

   Third quarter cost of goods sold increased $5.3 million, or 11%, over the same period in the prior fiscal year, to $54.6 million. Our third quarter cost of goods sold included $1.0 million of non-cash charges resulting from the inventory step-up, compared to $3.8 million for the same period in fiscal 1999. Adjusted third quarter cost of goods sold increased $8.1 million or 18% over the same period in the prior fiscal year, to $53.6 million. Third quarter average unit cost (cost per nine-liter equivalent case), excluding inventory step-up, increased $1.33, or 5%, to $28.29 over the same period in the prior fiscal year. This change is primarily due to changes in product mix and changes in raw materials costs, particularly as new vintages are introduced.

   Gross profit for the third fiscal quarter ended March 31, 2000 grew by $7.6 million, or 17% over the same period in the prior fiscal year, to $51.5 million. Third quarter adjusted gross profit, excluding the inventory step-up, rose $4.8 million, or 10%, over the same period in the last fiscal year, to $52.5 million.

   Cost of goods sold for the nine months ended March 31, 2000 increased $18.2 million, or 12%, over the same period in the prior year, to $168.0 million. Cost of goods sold for the nine months of fiscal 2000 included $4.9 million of inventory step-up compared to $15.2 million for the same period in fiscal 1999. Adjusted cost of goods sold for the first nine months of fiscal 2000 increased $28.6 million, or 21%, over the prior fiscal year, to $163.1 million.

   Gross profit for the nine months ended March 31, 2000 increased 22% from the same period last fiscal year to $159.8 million. Adjusted gross profit, excluding the inventory step-up, for the nine months ended March 31, 2000 grew $18.4 million, or 13% over the same period last fiscal year, to $164.7 million.

Gross Margin

                                                 Three months ended
                         ------------------------------------------------------------------
                         Sept. 30, Dec. 31, March 31, June 30, Sept. 30, Dec. 31, March 31,
                           1998      1998     1999      1999     1999      1999     2000
                         --------- -------- --------- -------- --------- -------- ---------
Net revenue.............   100.0%   100.0%    100.0%   100.0%    100.0%   100.0%    100.0%
Cost of goods sold......    54.2     53.2      52.8     50.6      50.8     51.4      51.4
                           -----    -----     -----    -----     -----    -----     -----
Gross margin............    45.8     46.8      47.2     49.4      49.2     48.6      48.6
Inventory step-up.......     6.6      5.7       4.1      1.3       1.4      1.9       0.9
                           -----    -----     -----    -----     -----    -----     -----
Adjusted gross margin...    52.4%    52.5%     51.3%    50.7%     50.6%    50.5%     49.5%
                           =====    =====     =====    =====     =====    =====     =====

   Gross margin for the third quarter increased to 48.6% from 47.2% in the same period in the last fiscal year. Third quarter adjusted gross margin was 49.5% compared to 51.3% for the same period in the prior fiscal year.

   Gross margin for the first nine months of fiscal 2000 rose to 48.8%, from 46.7% for the same period last fiscal year. Our adjusted gross margin, excluding the inventory step-up, for the nine months ended March 31, 2000 decreased to 50.2% from 52.1% for the same period last fiscal year.

Operating Expenses, Operating Income and Interest Expense

Operating Income

                                                Three months ended
                         --------------------------------------------------------------------
                                                        June
                         Sept. 30, Dec. 31,  March 31,   30,    Sept. 30, Dec. 31,  March 31,
                           1998      1998      1999     1999      1999      1999      2000
                         --------- --------  --------- -------  --------- --------  ---------
                                                  (in thousands)
Operating income........  $10,922  $17,559    $17,347  $20,704   $18,168  $26,657   $ 50,109
Add back inventory
 step-up................    4,939    6,473      3,820    1,216     1,312    2,563      1,005
Less gain on sale of
 Napa Ridge.............       --       --         --       --        --       --    (26,427)
                          -------  -------    -------  -------   -------  -------   --------
Adjusted operating
 income.................  $15,861  $24,032    $21,167  $21,920   $19,480  $29,220   $ 24,687
                          =======  =======    =======  =======   =======  =======   ========
Operating margin .......     14.6%    15.6%      18.6%    21.7%     20.1%    20.3%      47.2%
Adjusted operating
 margin.................     21.1%    21.3%      22.7%    23.0%     21.5%    22.3%      23.3%

   Third quarter operating expenses increased to $27.8 million, an increase of $1.2 million or 4.7% over the same period in the prior fiscal year. This increase reflects additional spending on non-product specific expenses compared to the third quarter of fiscal 1999. Third quarter operating expenses decreased to 26.3% of net revenue from 28.5% in the same period in the prior fiscal year.

   Third quarter operating income rose $32.8 million over the same period in the prior fiscal year to $50.1 million. Adjusted operating income for the third quarter, excluding the inventory step-up and the gain on the sale of Napa Ridge, increased $3.5 million, or 17%, over the same period in the prior fiscal year, to $24.7 million. Third quarter interest expense increased $0.7 million, or 12%, from the third quarter of fiscal 1999.

   Operating expenses for the nine months ended March 31, 2000 increased $6.1 million, or 7%, over the same period in the last fiscal year. Operating expenses for the first nine months of fiscal 2000 decreased to 27.9% of net revenue from 30.3% of net revenue during the same period in the prior fiscal year.

   Operating income for the nine months ended March 31, 2000 grew $49.1 million from the same period in the last fiscal year to $94.9 million. Adjusted operating income for the nine months of fiscal 2000 increased $12.3 million, or 20%, over the same period in the last fiscal year, to $73.4 million. Interest expense for the nine months ended March 31, 2000 increased $2.4 million, or 15%, from the same period in the last fiscal year, due primarily to increased debt needed to fund the acquisition of St. Clement Vineyards, increased working capital needs, and continued investment in vineyard development and winery infrastructure required to support anticipated growth.

Acquisition of St. Clement Vineyards

   On August 31, 1999, we completed the acquisition of substantially all of the assets of St. Clement Vineyards. Assets acquired consisted primarily of inventories and property, plant and equipment. The acquisition has been accounted for using the purchase method of accounting.

Sale of Napa Ridge

   On January 7, 2000, we sold the Napa Ridge brand and related inventory to the Bronco Wine Company for approximately $40 million in cash. The sale included the Napa Ridge trademarked brand name and all cased goods in inventory. For the quarter ending March 31, 2000 a pre-tax gain of $26.4 million was realized on the sale. The adjusted income statement for the three and nine months ended March 31, 2000 excludes this gain due to its one time nature.

Financial Condition

   Assets. Total assets increased $114.7 million, or 18%, from June 30, 1999 to $759.1 million on March 31, 2000. Inventories grew $58.4 million from June 30, 1999 to $344.0 million on March 31, 2000. This growth primarily reflects an increase in inventory quantities on hand, including inventory acquired through the acquisition of St. Clement Vineyards. Although inventory and receivable levels will be impacted by seasonal patterns, we expect total assets to continue to increase as inventory and property, plant and equipment expand to support anticipated future growth.

   Liabilities. Total liabilities increased $65.7 million, or 15%, from June 30, 1999 to $491.9 million at March 31, 2000. At March 31, 2000, long-term debt outstanding was $235.9 million, of which $2.9 million is payable in the next twelve months. In addition, we had $143.7 million outstanding under our line of credit. At March 31, 2000, $123.0 million was available under the terms of our credit agreement.

Liquidity and Capital Resources

   Operating activities, impacted significantly by the decrease of accounts payable offset by the proceeds of the Napa Ridge sale, used $7.7 million of cash during the third quarter of fiscal 2000. Third quarter net cash used in investing activities of $10.4 million consisted of expenditures for property, plant and equipment. Our financing activities provided net cash of $18.1 million, primarily from our bank credit agreement.

   Operating activities for the nine months ended March 31, 2000 used cash of $3.5 million. Net cash used in investing activities for the first nine months of fiscal 2000 of $49.7 million consisted primarily of expenditures for property, plant and equipment of $35.1 million and the acquisition of St. Clement Vineyards for $14.7 million. Net cash provided by our financing activities for the nine months ended March 31, 2000 of $53.2 million was provided primarily from our bank credit agreement. We anticipate that current capital, combined with cash from operations and the availability of cash from additional financing under our credit facilities, will be sufficient to meet our liquidity and capital expenditures requirements for the remainder of fiscal 2000. However, as a result of our expected growth and planned capital investments, we expect to increase the utilization of our credit facilities and potentially access alternative financing sources in the future.

Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to market risk from changes in interest rates. To manage this exposure, we enter into interest rate swap agreements. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives.

   At March 31, 2000, our total debt was $379.6 million, of which $141.8 million will re-price during the next twelve months. At March 31, 2000, we had interest rate swap agreements that converted a notional amount of $90 million of LIBOR based variable-rate debt to a fixed rate.

   Assuming a 1% increase in interest rates, annual interest expense would be expected to increase approximately $1.2 million. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counterparty. To minimize this risk, we select high credit quality counterparties.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which was deferred from its original effective date, is now effective for years beginning after June 15, 2000. The statement requires all derivative securities to be recorded on the balance sheet at fair value and establishes "special accounting" for the different types of hedges. We plan to adopt this statement in fiscal 2001. Had we adopted the statement at March 31, 2000, we would have recorded a $716,000 gain in other comprehensive income for the fair value, after-tax, of our swap agreements, determined as the estimated receipt or payment that would be made to terminate the agreements.

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

                                    PART II

ITEM 1 through 3 and 5. OTHER INFORMATION

   Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   1) Exhibits:

      27  Financial Data Schedule

   2) Form 8-K:

     No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Beringer Wine Estates Holdings, Inc.

                                           May 15, 2000

                                           By:      /s/ Peter F. Scott
                                              ---------------------------------
                                                      Peter F. Scott
                                              Executive Vice President, Chief
                                           Financial and Administrative Officer