Form 10-K405
period 2000-06-30
BERINGER WINE ESTATES HOLDINGS INC
filed 2000-08-28
CIK 1041891

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended: June 30, 2000

    Commission file number: 000-23175

                     BERINGER WINE ESTATES HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)


        Delaware                                        68-0370340
 -----------------------                   ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


                               610 Airpark Road
                                 P.O. Box 4500
                            Napa, California 94558
                                (707) 259-4500

       Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(a) of the Act:  Class B Common
  Stock

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of a knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of August 22, 2000, there were issued and outstanding (i) 1,337,962 shares of Class A Common Stock and (ii) 18,425,214 shares of Class B Common Stock. The aggregate market value of the a voting stock held by non-affiliates was $374,209,499 as of August 22, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's annual report to security holders for the fiscal year ended June 30, 2000 are incorporated by reference into Part II of this report. Portions of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 9, 2000 are incorporated by reference into Part III of this report.

==============================================================================

                                    PART I

ITEM 1.  BUSINESS

This report contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, as more fully described in the "Risk Factors" section of a Discussion and Analysis section of this Annual Report on Form 10K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Business Introduction. Beringer Wine Estates Holdings, Inc. is a leading producer of premium California varietal table wines. These wines are marketed under the Beringer Vineyards, Meridian Vineyards, Chateau St. Jean, Chateau Souverain, Stags' Leap and St. Clement brand names. We compete in each of the premium wine market categories. Our largest entry in the popular premium category is our Beringer Vineyards White Zinfandel product. Our largest entries in the super-premium category are our Meridian Vineyards brand, and our new Beringer Founders Estates product line, each of which sold over one million cases in fiscal 2000. We are also represented across each of our brands with high quality products in the ultra-premium category.

We also have an import portfolio of premium brands from Italy, France and Chile. These wines are marketed under the Gabbiano, Campanile, Travaglini, Tarapaca and Rivefort de France brands. We sell our wine principally in the United States to distributors for resale and have achieved a well-established competitive position in chain stores, club stores and other retail stores and restaurants. Our wines are widely recognized for quality and value. A substantial portion of our sales are concentrated in California and, to a lesser extent, the states of Florida, New Jersey, Texas and Illinois. Export sales accounted for approximately 3% of net revenues for fiscal 2000.

Beringer was founded in 1876 and is the oldest continuously operating winery in Napa Valley. Beringer was family-owned until 1971, when it was acquired by a subsidiary of Nestle S.A. We acquired Chateau Souverain in 1986 and Meridian Vineyards in 1988. On January 1, 1996, we were acquired in a leveraged transaction by an investment group led by TPG Partners, L.P. Subsequently we acquired Chateau St. Jean in April 1996, Stags' Leap Winery in February 1997 and St. Clement Vineyards in September, 1999. In January 1999, we sold the Napa Ridge brand. We control extensive strategic vineyard acreage in the prime growing regions of Napa, Sonoma, Lake, Santa Barbara and San Luis Obispo Counties.

Industry Background. The wine industry can be separated into four categories:
(1) super-premium wines selling primarily in 750ml bottles for $8 and above, (2) premium wines selling in 1.5 liter and 750 ml bottles at $4 -$8 per 750 ml equivalent, (3) "jug" wines selling in large size packages, and (4) other wine products, including sparkling and fortified wines, wine coolers and flavored wines. We compete in the premium wine category, which has grown faster than the other three categories over the past 20 years. We believe this category will continue to outperform the other categories.

Our largest distributor is Southern Wine and Spirits of America, Inc. They distribute our brands in California, Florida, Nevada, Hawaii, South Carolina and New Mexico. Our combined sales to them in fiscal 2000 represented approximately 32% of our gross revenues. Sales to our ten largest distributors combined represented approximately 61% of our gross revenues during fiscal 2000. Sales to these ten largest distributors are expected to continue to represent a substantial majority of our net revenues in the future.

Marketing and Distribution. We employ branded consumer advertising, merchandising, brand management and public relations to differentiate our products, build brand loyalty and broaden our potential markets. We sell our wines primarily to distributors, who then sell to retailers and restaurateurs.

Grape Supply and Vineyard Ownership. We currently control approximately 10,200 acres of California coastal vineyard land. Approximately 9,900 acres are currently planted and we plan to plant the balance within three years. During the 1999 harvest these vineyards supplied us with approximately 19% of our grape requirements, excluding Beringer White Zinfandel. The remaining 81% was supplied through contracted arrangements with independent grape growers and purchases of bulk wine. The grapes used in our Beringer White Zinfandel are almost completely sourced through long-term contracts with well-established grape growers. Our strategy enables us to control the quality and supply of the grapes used in more expensive wines. It also permits us to manage an important cost component of our wines.

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

Employees. We employ approximately 900 regular, full-time employees. We also employ part-time and seasonal workers for our vineyard, production and hospitality operations. We are not aware of any material disputes with employees. We believe our relations with our employees are good.

Trademarks. We maintain U.S. Federal trademark registrations for our brands, proprietary products and certain vineyard names. We also maintain international trademark registrations where it is appropriate to do so.

                                 Risk Factors

Our dependence on sales of three varietals could adversely affect our profitability if consumer preferences were to change Approximately 73% of our net revenues for the fiscal year ended June 30, 2000 were concentrated in our top three selling varietal wines, White Zinfandel, Chardonnay and Cabernet Sauvignon. A shift in consumer preferences that results in a reduction in sales of wine generally, or in any of these three varietals, could cause a significant decline in our revenues and earnings.

We face significant competition which could adversely affect our profitability The premium wine industry is highly competitive which could adversely impact our profit margins and growth prospects. Several of our competitors have greater financial resources than we do. Our wines compete in all of the premium wine market segments with many other premium wines produced throughout the world. Our wines also compete with popular-priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages. We compete for shelf space in retail stores and for marketing focus by our independent distributors, most of whom carry extensive product portfolios.

If our largest customers and distribution channels perform poorly our profitability would be adversely affected We sell our products principally to distributors for resale to restaurants and retail outlets. Sales to our largest distributor, Southern Wine and Spirits of America, Inc., represented 32% of our net revenues for fiscal year ended June 30, 2000. Sales to our ten largest distributors combined represented 61% of our net revenues during fiscal year ended June 30, 2000. Sales to our ten largest distributors are expected to continue to represent a substantial majority of our net revenues in the future. Poor sales performance from our major distributors or our inability to collect accounts receivable from them when due could significantly reduce our earnings.

If sales in California and other key markets decline, our profits and revenues may be adversely affected For the fiscal year ended June 30, 2000, approximately 25% of our sales were concentrated in California, while another approximately 24% were concentrated in Florida, New Jersey, Texas and Illinois combined. A reduction in consumer confidence and spending in these and other regions could reduce demand for our products, which would adversely affect our business and financial results.

Fluctuations in quantity and quality of grape supply could adversely affect us Grape supply shortages generally result in higher grape prices. Grape prices are the single largest component of our costs of production. We are most susceptible to grape price increases with White Zinfandel because we purchase the majority of these grapes. Most of our farming costs are fixed, so a decline in the yields from our own vineyards results in higher costs for our wines. If we cannot increase prices because of competitive pressure, increased grape supply costs could lead to lower earnings.

Planting new vineyards and replanting old vineyards may result in increased wine supplies. If this increased supply is not offset by increased consumer demand for premium wines, we may be unable to maintain or increase our prices. Consequently, this could significantly reduce our earnings.

If the quality of our grape supply declines, one or more of our wines could be adversely affected, and this could have an adverse impact on our business.

Disease, pestilence and bad weather could reduce the quality and quantity of our grape supply Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, and extreme weather conditions can substantially reduce the quality and quantity of our grape supply. If our wine quality or supply is reduced, it can hurt our financial results. In recent years, floods have damaged several of our vineyards. While this damage was limited, and did not materially impact our financial results, future flooding or other extreme weather conditions may do so. Our vineyards are also susceptible to various insect pests, along with various grapevine diseases and viruses.

We have experienced Pierce's Disease in some of our vineyards located near riparian vegetation. This disease destroys individual vines. There is no cure for Pierce's Disease but its incidence has been reduced by removing vines from problem areas. A new carrier of Pierce's disease, the Glassy Winged Sharpshooter, has infected some vineyard acreage in Riverside County. If this pest migrates north to our Central and North Coast vineyards it could greatly increase the incidence of Pierce's Disease and reduce the quantity of our grape supply. We cannot guarantee Pierce's Disease or other diseases, infestations or pests will not become more widespread in the future. These problems could result in increased prevention, remedial and other costs, and consequently lower future earnings.

Phylloxera is a louse that feeds on the vine roots and usually destroys the vine over a period of time. We have experienced phylloxera in most of our North Coast vineyards. We have replanted most of these vineyards using rootstocks that are generally believed to be resistant to phylloxera. However, we cannot assure you that these rootstocks will be resistant to existing or new strains of phylloxera.

Our debt and capital requirements could adversely affect us Our total bank debt was $378.1 million at June 30, 2000, representing approximately 57% of our total capitalization. We project the need for significant capital spending and increased working capital requirements over the next several years. This will require additional borrowing or other financing.

Our leverage has several important consequences to our stockholders. These include:

  .     significant interest and principal repayment obligations; and
  . restrictive debt covenants that limit, among other things, our ability to pay dividends and to incur additional indebtedness.

Therefore, our leverage can significantly impact our financial results.

The premium wine industry is a capital-intensive business. It involves substantial capital expenditures to acquire and develop vineyards and to improve and expand wine production. Farming of vineyards and the acquisition of grapes and bulk wine require substantial amounts of working capital.

Our quarterly results fluctuate because of the seasonality of the wine business

   . We typically experience seasonal and quarterly fluctuations in net revenues, cost of goods sold and net income.
   . Our sales volume tends to increase during holiday periods and prior to the effective dates of price increases.
   . Our sales volume is also sensitive to distributor inventories. If they begin a period with higher than normal inventories, their purchases may decline in that period.
   . Our timing of releases for our higher priced wines can also affect our quarterly results.
   . Our sales volume historically declines during the summer months. This seasonality results in lower earnings during our first fiscal quarter.
   . Our level of borrowing and related interest expense fluctuates throughout the year based on the incurrance of harvest costs, and the timing of grape grower payments and capital expenditures.

Increased regulation could adversely affect us The wine industry is regularly targeted for increased regulation and enforcement of marketing and trade practices and distributor relationships. It is also susceptible to trade barriers erected by countries with competitive wine industries. Increased trade regulation or trade barriers could restrict the ability of our industry to compete with other beverages.

Our largest stockholder exercises significant control We have two classes of Common Stock: Class A Common Stock, which is entitled to 20 votes per share, and Class B Common Stock, which is entitled to one vote per share. Texas Pacific Group, and its related partnerships (collectively, the "TPG Entities"), own 1,259,902 shares of Class A Common Stock and 8,281,922 shares of Class B Common Stock. This represents approximately 94% of all the outstanding Class A Common Stock and 45% of all the outstanding Class B Common Stock, and 74% of the combined voting power of both classes of Common Stock. Consequently, the TPG Entities are able to elect all members of our Board of Directors and control us. This concentration of ownership may have the effect of delaying or preventing someone else from acquiring control of us. This could affect the market price of our Class B Common Stock.

The price of our Class B Common Stock is volatile The market price of our Class B Common Stock has fluctuated significantly in the past and is likely to fluctuate significantly in the future. If our financial performance in any fiscal quarter fails to meet the investment community's expectations, the market price of our stock could fall. Also, the securities markets have experienced significant price and volume fluctuations that are unrelated to our operating results. Future trading prices of our stock may depend on factors beyond our influence, such as perceptions of our business and the premium wine industry generally. Prevailing interest rates and the market for similar securities may influence our stock price. Our stock price may also react to domestic and international economic and political conditions.


ITEM 2.  PROPERTIES

We operate seven wineries in California, including Beringer Vineyards, Meridian Vineyards, Chateau St. Jean, Chateau Souverain, Stags' Leap, St. Clement and Asti wineries.

Please see the discussion above, Grape Supply and Vineyard Ownership, regarding our vineyard properties.

We lease a distribution facility in Napa, California. We also lease office space in Napa, in several cities throughout the U.S. and in Switzerland. We contract with an independent third party for finished goods warehouse storage. We also lease barrel aging facilities in Santa Rosa, Templeton and Santa Maria, California and a barrel manufacturing facility in Cloverdale, California.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during our fourth quarter ended June 30, 2000.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Our Class A Common Stock is not publicly traded. Our Class B Common Stock is traded on the Nasdaq National Market under the symbol "BERW". The table below states the high and low closing sale prices on the Nasdaq National Market from our initial public offering on October 29, 1997 through the fiscal year ending June 30, 2000:


Fiscal 2000          High    Low
--------------------------------
Fourth Quarter    $39.38  $32.31
Third Quarter      47.72   32.94
Second Quarter     41.75   34.25
First Quarter      43.00   35.63

Fiscal 1999         High     Low
--------------------------------
Fourth Quarter    $41.88  $36.00
Third Quarter      46.38   36.00
Second Quarter     46.00   33.50
First Quarter      45.63   30.00

Fiscal 1998         High     Low
--------------------------------
Fourth Quarter    $54.06  $39.50
Third Quarter      51.38   36.00
Second Quarter     38.00   30.00


As of June 30, 2000, there were 465 holders of record of our Class A and Class B Common Stock. We have not paid dividends since our inception and we do not anticipate paying cash dividends in the foreseeable future.

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




                                                Old Beringer                                    New Beringer
                                     ----------------------------------           --------------------------------------------
                                            Fiscal                                         Fiscal Year Ended
                                             Year                                               June 30,
                                             Ended       Six Months Ended         ----------------------------------------------
                                            June 30,    Dec 31,   June 30,
(in thousands)                               1995        1995       1996             1997         1998        1999         2000
-------------                              -------     -------    -------           -------     -------     -------       -------
Volume (total 9-liter case
 equivalents).........................      4,574        2,440        2,557          5,411         6,063        6,787        7,718

Net revenues..........................   $202,010     $106,867     $124,863       $269,460      $318,448     $376,154     $438,805

Gross profit (1)......................   $100,723     $ 52,753     $ 31,237       $ 91,631      $135,891     $178,124     $214,240
Gross Margin..........................       49.9%        49.4%        25.0%          34.0%         42.7%        47.4%        48.8%

Operating income (loss) (2)...........   $ 34,805     $ 16,556     $ (4,783)      $ 12,984      $ 42,643     $ 66,532     $119,117
Operating margin......................       17.2%        15.5%        (3.8)%          4.8%         13.4%        17.7%        27.1%

Net income (loss) available to
  common stockholders (3)(4)..........   $ 16,753     $  8,086     $(11,419)      $(10,369)     $  7,883     $ 29,585     $ 59,094

Total assets..........................   $289,922     $318,022     $438,742       $467,184      $543,600     $644,316     $759,156
Long-term obligations (5).............         --           --     $202,428       $217,731      $171,794     $225,495     $232,575

(1) In accordance with purchase accounting rules applied to our acquisitions, inventory was increased to fair market value. Gross profit, excluding the impact of inventory step-up, would have been $63,368 for the six months ended June 30, 1996, and $134,939, $163,736, $194,572 and $219,927 for the
     years ended June 30, 1997, 1998, 1999 and 2000, respectively.

(2) Excluding the impact of inventory step-up, operating income would have been $27,348 for the six months ended June 30, 1996, and $56,292, $70,488,
     $82,980 and $98,377 for the years ended June 30, 1997, 1998, 1999 and 2000, respectively.

(3) Net income (loss) available to common stockholders includes preferred dividends and discount accretion of $2,054 for the six months ended June 30, 1996, and $4,920 and $4,365 for the years ended June 30, 1997 and 1998.
     Also included for the year ended June 30, 1997 is a $3,317 extraordinary loss, net of tax, related to an early extinguishment of debt.

(4) Net income available to common stockholders, adjusted to exclude the inventory step-up, the extraordinary loss from the early redemption of debt recorded in fiscal 1998, the non-recurring charge for the accelerated accretion of the preferred stock discount resulting from the redemption of Series A Preferred Stock in fiscal 1998 and the gain on the sale of the Napa Ridge brand in fiscal year 2000, would have been $7,539 for the six months ended June 30, 1996, and $15,166, $29,537, $39,326 and $46,416 for
     the years ended June 30, 1997, 1998, 1999 and 2000, respectively

(5) Includes long-term debt, less current portion; other liabilities and the redeemable Series A Preferred Stock.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This report contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, as more fully described in the "Risk Factors" section and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

                                 Introduction

  We have operated continuously since our founding in 1876. On January 1, 1996, we were acquired by an investment group led by the Texas Pacific Group, in a leveraged transaction. In October 1997, we sold 4,920,000 shares of Class B Common Stock to the public in an initial public offering ("IPO") and 600,000 shares of Class B Common Stock directly to holders of the Series A Preferred Stock. Net proceeds from the public offering were $132.5 million. We used these net proceeds to retire all of our outstanding subordinated notes, redeem all outstanding shares of the Series A Preferred Stock and retire $49.9 million of our line of credit and $6.0 million of long-term senior debt. The early retirement of the subordinated notes resulted in a pre-tax extraordinary charge of $4.7 million that included a $3.2 million prepayment penalty and a $1.5 million write-off of unamortized discount. The early redemption of the Series A Preferred Stock resulted in a $2.5 million reduction of net income available to common stockholders, which represented the accelerated accretion of the original issue discount remaining on the redemption date.

  We acquired Chateau St. Jean in April 1996, Stags' Leap Winery in February 1997 and St. Clement Vineyards in 1999. Each of the Beringer, Chateau St. Jean, Stags' Leap and St. Clement transactions were recorded using the purchase accounting method. Under this method, the purchase price was allocated to the assets and liabilities of the acquired company in the order of their liquidity and based on their estimated fair market values at the time of the transaction. When we were acquired in January 1996, $101.9 million of the purchase price in excess of book value was allocated to our inventory on hand at the transaction date. This allocation of purchase price is referred to in this report as inventory step-up. Subsequent acquisitions have resulted in additional inventory step-up. The 1996 purchase of Chateau St. Jean generated $6.4 million in inventory step-up, the 1997 acquisition of Stags' Leap Winery generated $14.6 million in inventory step-up and the 1999 acquisition of St. Clement Vineyards generated $8.4 million in inventory step-up. In January, 2000, we sold the Napa Ridge brand to the Bronco Wine Company for approximately $40.5 million. The sale included the Napa Ridge trademarked brand and all labeled case goods in inventory. The sale resulted in a pre-tax gain of $26.4 million.

  We use the "first-in, first-out" ("FIFO") method of inventory accounting.
  As the inventory on hand at the transaction dates is sold in the normal course of business under the FIFO method of accounting, the cost of producing the wine sold is charged to cost of goods sold. These costs include the amount of the inventory step-up associated with the wine sold. As this inventory step-up is charged to cost of goods sold, it reduces our gross profit, operating income, and net income. The charges to cost of goods sold resulting from the inventory step-up are non-cash items and are expected to affect our reported performance at decreasing levels through fiscal year 2002. As the inventory step-up will affect our reported financial results only in the near term, the recent results are not indicative of our future performance. This report includes discussion of adjusted results excluding the impact of inventory step-up.

                            Summary of Fiscal 2000

  Fiscal 2000 operating results reflect continued sales volume growth, increasing average unit price and stable operating margins. During the twelve months ended June 30, 2000, sales volume grew 14% and net revenues rose 17% driven by growth in the Beringer Vineyards and Meridian Vineyards brands. Gross profit expanded 20% and operating profit increased 79% over the same period in the prior fiscal year. Net income and diluted earnings per share increased significantly over fiscal 1999 levels to $59.1 million and $2.91, respectively. Our success as a leading producer of premium varietal wines is due to an emphasis on quality products, brand strength and consumer focused marketing.

  The following table shows net income per share for the fiscal years ended June 30, 1998, 1999 and 2000. Adjusted net income excludes the non-cash charge related to inventory step-up, the extraordinary item and the non-recurring charge for accelerated accretion of the preferred dividend discount resulting from the redemption of Series A Preferred Stock and the gain on the sale of the Napa Ridge brand.

  Net Income and Per Share Amounts

  Fiscal year ended June 30 (in thousands, except per share data)             1998       1999         2000
                                                                             -----      ------       -----
  As Reported
    Net income available to
      common stockholders...............................................    $ 7,883     $29,585     $59,094
    Diluted EPS.........................................................       0.43        1.46        2.91
  Adjusted (1)
    Net income available to
       common stockholders..............................................    $29,537     $39,326     $46,416
    Diluted EPS.........................................................       1.63        1.94        2.29

_____________
(1) Net income available to common stockholders is adjusted to exclude the after-tax effect of the non-cash charge related to inventory step-up, the extraordinary loss from the early redemption of debt recorded in fiscal 1998, the non-recurring charge for the accelerated accretion of the preferred stock discount resulting from the redemption of Series A Preferred Stock recorded in fiscal 1998 and the gain on the sale of the Napa Ridge brand in fiscal 2000.

  Net income available to common stockholders expanded to $59.1 million or $2.91 per diluted share for fiscal 2000 compared to $29.6 million or $1.46 per diluted share in fiscal 1999. Adjusted net income available to common stockholders grew 18% to $46.4 million for the year compared to $39.3 million for fiscal 1999. Fiscal 2000 adjusted diluted earnings per share rose 18% to $2.29 from $1.94 in fiscal 1999.

  Fiscal 2000 net revenues grew $62.7 million or 17% to $438.8 million. Gross profit increased $36.1 million or 20% over fiscal 1999 to $214.2 million reflecting increased sales volume and a $10.8 million reduction in the non-cash charge associated with inventory step-up. Adjusted gross profit for fiscal 2000, excluding inventory step-up, grew 13% over fiscal 1999 to $219.9 million. Selling, general and administrative expenses for fiscal 2000 grew $10.0 million or 9% over fiscal 1999 due primarily to increased advertising and product promotion expense. Fiscal 2000 operating income increased $52.6 million over fiscal 1999 to $119.1 million including a pre-tax gain of $26.4 million from the sale of Napa Ridge brand. Adjusted operating income for fiscal 2000, excluding inventory step-up and the one-time gain on the sale of the Napa Ridge brand, increased $15.4 million or 19% to $98.4 million.

  Total assets grew $114.8 million to $759.2 million at June 30, 2000. Inventories rose $45.9 million to $331.5 million, 16% higher than the June 30, 1999 balances. Property, plant and equipment, net of accumulated depreciation, grew $45.1 million to $334.9 million at June 30, 2000. Partially funding growth in assets, total debt expanded $50.1 million from June 30, 1999 to $378.1 million at June 30, 2000.

                          Fiscal 1999 vs. Fiscal 2000

  The following table shows our brands' contribution to consolidated net revenues for the fiscal years ended June 30, 1998, 1999 and 2000.

  Net Revenues

  Fiscal year ended June 30 (dollars and volume in thousands)                 1998           1999           2000
                                                                             -------        -------        -------
  Beringer Vineyards.....................................................   $190,441       $224,278       $276,529
  Meridian Vineyards.....................................................     53,782         69,981         81,019
  All Other California Brands............................................     59,698         64,007         62,893
  Imports................................................................     14,527         17,888         18,364
                                                                            --------       --------       --------
     Total Net Revenues..................................................   $318,448       $376,154       $438,805
                                                                            ========       ========       ========

  Volume (total 9-liter case equivalents)................................      6,063          6,787          7,718
  Net Revenue Per Case...................................................   $  52.52       $  55.42       $  56.85

  Fiscal 2000 net revenues increased 17% over fiscal 1999 to $438.8 million. Net revenues in fiscal 2000 grew 23% for the Beringer Vineyards brand and 16% for Meridian Vineyards. In fiscal 2000, we shipped 7.7 million nine-liter case equivalents, 14% higher than the 6.8 million cases shipped in fiscal 1999. Volume growth continues to be driven primarily by the Beringer Vineyards brand with the introduction of the new Beringer Founders' Estate product line and the continued expansion of Meridian Vineyards.

  The average net revenue per nine-liter case increased 3% to $56.85 per case from $55.42 per case in fiscal 1999. This increase primarily reflects the positive mix change resulting from increased Beringer Founders' Estate and Meridian Vineyards sales volume at higher than our average per case revenue. We expect this trend of increasing unit revenue to continue as we pursue the opportunities in the $8.00 to $12.00 per bottle retail price category with Beringer Founders' Estate and Meridian Vineyards.

  Based on the growth of Beringer Founders' Estate within the Beringer Vineyards brand, Beringer White Zinfandel has been reduced to 28% of our total net revenues in fiscal 2000 from 31% in fiscal 1999. Net revenues for all other California brands declined from 17% of total in fiscal 1999 to 14% in fiscal 2000 due to the sale of the Napa Ridge brand in January, 2000.

  Cost of Goods Sold Cost of goods sold in fiscal 2000 increased $26.5 million to $224.6 million. Included in cost of goods sold are $16.4 and $5.7 million of non-cash charges resulting from the inventory step-up for years ended June 30, 1999 and 2000, respectively. Cost of goods sold, excluding inventory step-up, grew $37.3 million to $218.9 million in fiscal 2000. The average cost per nine-liter case, excluding inventory step-up, increased $1.61 or 6% to $28.36 for fiscal 2000. These changes are primarily due to changes in product mix sold and changes in raw materials costs, particularly as new vintages are introduced.

  Gross Profit The following table shows consolidated gross profit for the fiscal years ended June 30, 1998, 1999 and 2000.

  Fiscal year ended June 30 (in thousands)                                  1998           1999           2000
                                                                          --------       --------       --------
  Net Revenues........................................................    $318,448       $376,154       $438,805
  Cost of Goods Sold..................................................     182,557        198,030        224,565
                                                                          --------       --------       --------
  Gross Profit........................................................     135,891        178,124        214,240
  Inventory Step-Up...................................................      27,845         16,448          5,687
                                                                          --------       --------       --------
  Adjusted Gross Profit...............................................    $163,736       $194,572       $219,927
                                                                          ========       ========       ========

  Gross profit for fiscal 2000 increased $36.1 million, or 20% over fiscal 1999 to $214.2 million. Adjusted gross profit, excluding inventory step-up, for fiscal 2000 increased $25.4 million over fiscal 1999, to $219.9 million. This 13% increase in adjusted gross profit reflects 14% growth in the number of cases sold off-set partially by a 1% decline in per case profit.

  Gross Margin The following table shows gross margin for the fiscal years ended June 30, 1998, 1999 and 2000. Gross profit is expressed as a percentage of net revenues.

  Fiscal year ended June 30                                                  1998           1999           2000
                                                                             -----         -----          -----
  Net Revenues..........................................................     100.0%        100.0%         100.0%
  Cost of Goods Sold....................................................      57.3%         52.7%          51.2%
                                                                             -----         -----          -----
  Gross Margin..........................................................      42.7%         47.3%          48.8%
  Inventory Step-Up.....................................................       8.7%          4.4%           1.3%
                                                                             -----         -----          -----
  Adjusted Gross Margin.................................................      51.4%         51.7%          50.1%
                                                                             =====         =====          =====

  Fiscal 2000 gross margin improved to 48.8% from 47.3% for fiscal 1999 primarily related to the reduced non-cash charge associated with the inventory step-up. Adjusted gross margin, excluding inventory step-up, declined from 51.7% to 50.1%, due to changes in product mix sold and changes in raw materials costs, particularly as new vintages are introduced.

  Selling, General and Administrative Expenses Selling general and administrative expenses consist of product-specific selling and marketing expenses such as advertising, product merchandising and trade discounts, and non-product specific expenses such as sales and marketing staff, and general and administrative expenses. In fiscal 2000 these expenses increased $10.0 million or 9% over fiscal 1999 to $121.6 million, primarily reflecting higher product promotion expenses.

  Fiscal 2000 selling, general and administrative expenses declined to 27.7% of net revenue from 29.7% in fiscal 1999. This reduction reflects an 11% increase in advertising and promotional spending, and a 6% increase in non-product specific expenses, compared to a 17% increase in net revenues.

  We expect selling, general and administrative expenses to increase slightly below the rate of sales growth as we continue to achieve efficiencies in our marketing and administrative expenses.

  Operating Income and Margin The following table shows operating income and adjusted operating income expressed as a percentage of revenue for the fiscal years ended June 30, 1998, 1999 and 2000.


  Fiscal year ended June 30 (dollars in thousands)                           1998           1999           2000
                                                                            -------        -------       --------
  Operating Income......................................................    $42,643        $66,532       $119,117
  Inventory Step-Up.....................................................     27,845         16,448          5,687
  Gain on Sale of Napa Ridge Brand......................................         --             --        (26,427)
                                                                            -------        -------       --------
  Adjusted Operating Income.............................................    $70,488        $82,980       $ 98,377
                                                                            =======        =======       ========
  Operating Margin......................................................       13.4%          17.7%          27.1%
  Adjusted Operating Margin.............................................       22.1%          22.1%          22.4%

  Operating income for the fiscal year rose $52.6 million or 79% over fiscal 1999 to $119.1 million. Excluding inventory step-up and the gain on the sale of Napa Ridge brand, adjusted operating income for fiscal 2000 increased $15.4 million or 19% over fiscal 1999 to $98.4 million. The adjusted operating margin increased in fiscal 2000 to 22.4%, compared with 22.1% in fiscal 1999.

  Interest Expense and Other Income/Expense Interest expense for fiscal 2000 increased $2.7 million to $24.6, primarily reflecting higher average debt levels in fiscal 2000. Average debt outstanding increased $50.5 million to fund investment in inventories and property, plant and equipment.

  Income Tax Provision (Benefit) The fiscal 2000 income tax provision was based on an effective tax rate of approximately 39% compared to 37% in fiscal 1999. Our effective tax rate is lower than the federal statutory rate due to the effect of state taxes and the amortization of tax basis goodwill. We anticipate that our effective tax rate will increase as taxable income increases, approaching the statutory rate of approximately 41%.

  Preferred Stock Dividends During the second quarter of fiscal 1998, we redeemed all of our Series A Preferred Stock with proceeds from the IPO. As a result of this redemption, we recorded a $2.5 million charge for the accelerated accretion of the remaining original issue discount. In addition, prior to redemption, we recorded dividends and normal accretion of $1.9 million in fiscal 1998.

  Extraordinary Items During the second quarter of fiscal 1998, we retired all of our outstanding subordinated debt with proceeds from the IPO. The prepayment penalty and accelerated accretion of the remaining original issue discount resulted in an extraordinary charge of $4.7 million. The extraordinary item is shown net of $1.4 million in taxes.

  Financial Condition

  Assets. Our total assets increased $114.8 million or 18% from June 30, 1999 to $759.2 million on June 30, 2000. Inventories rose $45.9 million to $331.5 million, 16% higher than the June 30, 1999 balances. This increase reflects a $43.2 million increase in inventory quantities on hand, and a $2.7 million increase in inventory step-up. Although our inventory and receivable levels will be affected by seasonal patterns, we expect total assets to continue to increase as inventory and property, plant and equipment expand to support anticipated future growth.

  Liabilities. Our total liabilities increased $52.7 million or 12% from June 30, 1999 to $479.0 million at June 30, 2000. At June 30, 2000, our long-term debt outstanding was $235.2 million and the line of credit balance was $142.9 million. At June 30, 2000, $154.6 million was available under the terms of our credit agreement.

  Liquidity and Capital Resources Our operating activities for the fiscal year ended June 30, 2000 provided net cash of $14.8 million. Net cash used in investing activities in fiscal 2000 of $67.9 million consisted primarily of $53.3 million of expenditures for property, plant and equipment. Our capital spending included $23.9 million for vineyard development and $33.0 million for winery facilities development. We expect to continue to have significant cash requirements, primarily for growth in inventory and capital spending on vineyards and winery facilities.

  Net cash provided by our financing activities during the fiscal year ended June 30, 2000 of $53.1 million was provided primarily through our bank credit agreement. We anticipate that current capital, combined with cash from operations and the availability of cash from additional financing under our existing credit facilities, will be sufficient to meet our liquidity and capital expenditure requirements through the end of fiscal 2001. However, as a result of our expected growth and planned capital investments, we expect to increase the utilization of our credit facilities and potentially access alternative financing sources in the future.



                          Fiscal 1998 vs. Fiscal 1999

  Fiscal 1999 operating results improved over fiscal 1998 as sales volume grew 12%, net revenues rose 18%, and net income and earnings per share increased significantly from fiscal 1998 levels. Our net income available to common stockholders was $29.6 million or $1.46 per diluted share for fiscal 1999 compared to net income of $7.9 million or $0.43 per diluted share for fiscal 1998. Adjusted net income available to common stockholders was $39.3 million for fiscal 1999 compared to $29.5 million for fiscal 1998. Adjusted earnings per share, on a diluted basis, grew 19% to $1.94 for fiscal 1999 from $1.63 for fiscal 1998.

  Fiscal 1999 net revenues grew $57.7 million or 18% over fiscal 1998 to $376.2 million. Fiscal 1999 gross profit increased $42.2 million or 31% over fiscal 1998 to $178.1 million. Adjusted gross profit, excluding inventory step-up, for fiscal 1999 grew 19% over 1998 to $194.6 million. Selling, general and administrative expenses for fiscal 1999 grew $18.3 million or 20% over fiscal 1998. Fiscal 1999 operating income increased $23.9 million over fiscal 1998 to $66.5 million. Adjusted operating income for fiscal 1999, excluding inventory step-up, increased $12.5 million or 18% to $83.0 million compared to fiscal 1998.

  Total assets at June 30, 1999 were $644.3 million, 19% higher than the prior year, and inventories were $285.6 million, 13% higher than the June 30, 1998 balances. Total debt at June 30, 1999 was $328.0 million, up $50.8 million from June 30, 1998.

                         New Accounting Pronouncements

  Financial Instruments

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which was deferred from its original effective date, is now effective for years beginning after June 15, 2000. The statement requires all derivative securities to be recorded on the balance sheet at fair value and establishes "special accounting" for the different types of hedges. We plan to adopt this statement in fiscal 2001. Had we adopted the statement in fiscal 2000, we would have recorded a $454,000 after-tax increase to other comprehensive income for the fair value of our swap agreements

  Sales Incentives

  At the July 19-20, 2000 meeting of the Emerging Issues Task Force of the Financial Standards Board (EITF), the EITF reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives" which requires vendors to record sales incentives as a reduction of revenue at the date of sale. The standard is effective in the first quarter of fiscal 2001 and requires reclassification of prior period financial statements. We are in the process of determining the impact that adopting the EITF will have on our fiscal 2001 financial statements.

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to market risk from changes in interest rates. To manage this exposure, we have entered into interest rate exchange agreements. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives.

  At June 30, 2000, our debt was $378.1 million, of which $177.8 million will re-price during the next twelve months. At June 30, 2000, we had interest rate exchange agreements that converted a notional amount of $90 million of our variable-rate debt to a fixed rate.

  Assuming a 1% increase in interest rates, we would expect our annual interest expense to increase approximately $1,317,000. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counterparty. To minimize this risk, we select high credit quality counterparties.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
Consolidated Balance Sheets at June 30, 1999 and 2000..............................................       15

Consolidated Statements of Operations for the years ended June 30, 1998, 1999 and 2000.............       16

Consolidated Statements of Stockholders' Equity for the years ended June 30, 1998,
   1999 and 2000...................................................................................       17

Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1999 and 2000.............       18

Notes to Consolidated Financial Statements.........................................................    19-32

Report of Independent Accountants..................................................................       33

                          CONSOLIDATED BALANCE SHEETS


                                                                                          June 30,            June 30,
(in thousands, except share and per share data)                                            1999                 2000
                                                                                          --------            --------

                             ASSETS
Current assets:
  Cash.............................................................................       $     18            $     20
  Accounts receivable, net.........................................................         45,388              57,063
  Inventories......................................................................        285,635             331,506
  Deferred tax assets..............................................................         11,293              17,380
  Prepaids and other current assets................................................          2,768               9,320
                                                                                          --------            --------
     Total current assets..........................................................        345,102             415,289

Property, plant and equipment, net.................................................        289,824             334,908
Other assets, net..................................................................          9,390               8,959
                                                                                          --------            --------
     Total assets..................................................................       $644,316            $759,156
                                                                                          ========            ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................................................       $ 23,301            $ 21,082
  Book overdraft...................................................................          3,416               1,151
  Accrued trade discounts..........................................................          9,258              16,387
  Accrued payroll, bonuses and benefits............................................          9,447              10,272
  Accrued interest.................................................................          4,572               4,817
  Other accrued expenses...........................................................          7,597               5,597
  Income taxes payable.............................................................          2,270               3,506
  Line of credit...................................................................        102,100             142,900
  Current portion of long-term debt................................................          2,695               2,920
                                                                                          --------            --------
     Total current liabilities.....................................................        164,656             208,632

Long-term debt, less current portion...............................................        223,162             232,242
Deferred tax liabilities...........................................................         36,065              37,753
Other liabilities..................................................................          2,333                 333
                                                                                          --------            --------
     Total liabilities.............................................................        426,216             478,960
                                                                                          --------            --------

Stockholders' equity:
  Class A Common Stock, $0.01 par value; 2,000,000 shares authorized;
    1,312,326 and 1,337,962 shares issued and outstanding..........................             13                  13
  Class B Common Stock, $0.01 par value; 38,000,000 shares authorized;
    18,242,071 and 18,408,964  shares issued and outstanding.......................            182                 184
  Notes receivable from stockholders...............................................           (306)               (166)
  Additional paid-in-capital.......................................................        191,192             194,052
  Retained earnings................................................................         27,019              86,113
                                                                                          --------            --------
     Total stockholders' equity....................................................        218,100             280,196
                                                                                          --------            --------
     Total liabilities and stockholders' equity....................................       $644,316            $759,156
                                                                                          ========            ========

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Year Ended June 30,
                                                                          ------------------------------------------------
(in thousands, except per share data)                                         1998                1999                2000
                                                                          --------            --------            --------
Gross revenues......................................................      $334,398            $393,986            $459,270
Less excise taxes...................................................        15,950              17,832              20,465
                                                                          --------            --------            --------
Net revenues........................................................       318,448             376,154             438,805
Cost of goods sold..................................................       182,557             198,030             224,565
                                                                          --------            --------            --------
Gross profit........................................................       135,891             178,124             214,240
Selling, general and administrative expenses........................        93,248             111,592             121,550
Gain on the sale of Napa Ridge brand................................            --                  --              26,427
                                                                          --------            --------            --------
Operating income....................................................        42,643              66,532             119,117
Interest expense....................................................        23,000              21,899              24,646
Other expense (income), net.........................................        (2,465)             (2,471)             (2,112)
                                                                          --------            --------            --------
Income before income taxes..........................................        22,108              47,104              96,583
Provision for income taxes..........................................         6,543              17,519              37,489
                                                                          --------            --------            --------
Net income before extraordinary item and preferred stock
 dividends and discount accretion...................................        15,565              29,585              59,094
Less preferred stock dividends and discount accretion...............         4,365                  --                  --
                                                                          --------            --------            --------
Income before extraordinary item available to common
 stockholders.......................................................        11,200              29,585              59,094
Extraordinary loss, net of tax......................................        (3,317)                 --                  --
                                                                          --------            --------            --------
  Net income available to common stockholders.......................      $  7,883            $ 29,585            $ 59,094
                                                                          ========            ========            ========

Income per share:
  Basic EPS before extraordinary item...............................      $   0.65            $   1.51            $   3.01
  Extraordinary loss per share......................................         (0.19)                 --                  --
                                                                          --------            --------            --------
  Basic EPS after extraordinary item................................      $   0.46            $   1.51            $   3.01
                                                                          ========            ========            ========

  Diluted EPS before extraordinary item  .                                $   0.62            $   1.46            $   2.91
  Extraordinary loss per share......................................         (0.19)                 --                  --
                                                                          --------            --------            --------
  Diluted EPS after extraordinary item..............................      $   0.43            $   1.46            $   2.91
                                                                          ========            ========            ========

Weighted average number of common shares and
 equivalents outstanding:
  Basic.............................................................        17,108              19,554              19,660
                                                                          ========            ========            ========
  Diluted...........................................................        18,170              20,300              20,292
                                                                          ========            ========            ========

See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                              Notes
                                             Class A                    Class B            Receivable
                                          Common Stock               Common Stock             From
(in thousands, except share data)     ---------------------      ---------------------
                                       Shares       Amount        Shares       Amount     Stockholders       Warrants
                                      -------       ------        ------       ------     ------------       --------
Balance at June 30, 1997............    1,019,980      $10        11,716,212     $117            $(636)       $ 1,848
 Net income.........................
 Issuance of stock..................                                  50,831       --
 Proceeds from initial public
  offering..........................                               5,520,000       55
 Exercise of warrants...............                                 431,612        5                          (1,848)
 Exercise of stock options, net of
  repurchase and retirements........                                 676,042        7
 Repayment of notes receivable
  from stockholders.................                                                               188
 Conversion, Class B to Class A
  Common Stock......................      356,228        4          (356,228)      (4)
 Other..............................
 Preferred stock dividend and
  discount accretion................
                                        ---------      ---        ----------     ----            -----       --------
Balance at June 30, 1998............    1,376,208       14        18,038,469      180             (448)            --
 Net income.........................
 Issuance of stock..................                                  82,658        1
 Exercise of stock options, net of
  repurchase and retirements........                                  57,062       --
 Repayment of notes receivable
  from stockholders.................                                                               142
 Conversion, Class A to Class B

Common Stock......................        (63,882)      (1)           63,882        1
                                        ---------      ---        ----------     ----            -----       --------
Balance at June 30, 1999............    1,312,326       13        18,242,071      182             (306)            --
 Net income.........................
 Issuance of stock..................                                  19,107
 Exercise of stock options, net of
 repurchase and retirements and
  related tax benefits..............                                 168,900        2

 Repayment of notes receivable
  from stockholders.................                                                               140
 Conversion, Class B to Class A
  Common Stock......................       28,000                    (28,000)
 Conversion, Class A to Class B
  Common Stock......................       (2,364)                     2,364

                                        ---------      ---        ----------     ----            -----        -------
Balance at June 30, 2000............    1,337,962      $13        18,404,442     $184            $(166)       $    --
                                        =========      ===        ==========     ====            =====        =======

                                                        Retained
                                      Additional        Earnings /
                                        Paid in        (Accumulated
(in thousands, except share data)       Capital          Deficit)          Total
                                      -----------      -------------     ----------
Balance at June 30, 1997............    $ 57,470         $(14,816)          $ 43,993
 Net income.........................                       12,248             12,248
 Issuance of stock..................       1,061                               1,061
 Proceeds from initial public
  offering..........................     132,421                             132,476
 Exercise of warrants...............       1,843                                  --
 Exercise of stock options, net of
  repurchase and retirements........         293                                 300
 Repayment of notes receivable
  from stockholders.................                                             188
 Conversion, Class B to Class A
  Common Stock......................                                              --
 Other..............................          (2)               2                 --
 Preferred stock dividend and
  discount accretion................      (4,365)                             (4,365)
                                        --------         --------           --------
Balance at June 30, 1998............     188,721           (2,566)           185,901
 Net income.........................                       29,585             29,585
 Issuance of stock..................       2,027                               2,028
 Exercise of stock options, net of
  repurchase and retirements........         444                                 444
 Repayment of notes receivable
  from stockholders.................                                             142
 Conversion, Class A to Class B
  Common Stock......................    --------         --------           --------
Balance at June 30, 1999............     191,192           27,019            218,100
 Net income.........................                       59,094             59,094
 Issuance of stock..................         621                                 621
 Exercise of stock options, net of
 repurchase and retirements and
  related tax benefits...............      2,239                               2,241

 Repayment of notes receivable
  from stockholders.................                                             140
 Conversion, Class B to Class A
  Common Stock......................
 Conversion, Class A to Class B

  Common Stock......................

                                        --------         --------           --------
Balance at June 30, 2000............    $194,052         $ 86,113           $280,196
                                        ========         ========           ========


See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Year Ended June 30,
                                                                                --------------------------------------------
(in thousands)                                                                     1998             1999             2000
                                                                                ---------         --------         --------
Cash flows from operating activities:
  Net income................................................................     $ 12,248         $ 29,585         $ 59,094
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Deferred taxes........................................................       (5,694)          (3,006)          (4,399)
      Depreciation and amortization.........................................       12,226           13,408           14,467
      Extraordinary loss on early extinguishment of debt....................        1,509               --               --
      Other  ...............................................................          160               97               48
      Change in assets and liabilities:
        Accounts receivable.................................................       (2,298)         (14,864)         (11,409)
        Inventories.........................................................      (37,572)         (33,966)         (34,851)
        Prepaids and other assets...........................................          323           (2,260)          (8,201)
        Accounts payable....................................................        7,342            5,845           (3,096)
        Book overdraft......................................................         (794)           2,209           (2,265)
        Accrued liabilities.................................................        4,473            8,583            6,199
        Income taxes payable................................................        1,686              584            1,236
        Other liabilities...................................................       (2,000)          (2,000)          (2,000)
                                                                                 --------         --------         --------
           Net cash provided by (used in) operating activities..............       (8,391)           4,215           14,823
                                                                                 --------         --------         --------
Cash flows from investing activities:
  Acquisitions of property, plant and equipment.............................      (43,199)         (56,865)         (53,342)
  Business acquisition......................................................           --               --          (14,608)
  Other.....................................................................         (147)            (660)              70
                                                                                 --------         --------         --------
           Net cash used in investing activities............................      (43,346)         (57,525)         (67,880)
                                                                                 --------         --------         --------
Cash flows from financing activities:
  Net proceeds from (repayments of) line of credit..........................        1,300           (3,200)          40,800
  Proceeds from long-term debt..............................................           --           58,000           12,000
  Repayment of long-term debt...............................................      (44,816)          (4,010)          (2,695)
  Issuance of common stock..................................................      133,676            2,375            2,814
  Redemption of preferred stock.............................................      (38,705)              --               --
  Proceeds from notes receivable from stockholders..........................          188              142              140
                                                                                 --------         --------         --------
           Net cash provided by financing activities........................       51,643           53,307           53,059
                                                                                 --------         --------         --------

Net increase/(decrease) in cash.............................................          (94)              (3)               2
Cash at beginning of the period.............................................          115               21               18
                                                                                 --------         --------         --------
Cash at end of the period...................................................     $     21         $     18         $     20
                                                                                 ========         ========         ========

Supplemental cash flow information:
Cash payments of income taxes...............................................     $  9,045         $ 20,129         $ 39,938
Cash payments of interest...................................................       23,749           23,867           27,563

See notes to consolidated financial statements.

Note 1--Organization and Summary of Significant Accounting Policies

Organization and Nature of Business

Beringer Wine Estates Holdings, Inc. (BWEH or the Company), a Delaware corporation, was incorporated for the purpose of acquiring Beringer Wine Estates Company and its wholly owned subsidiaries. The acquisition from Nestle Holdings, Inc. (Nestle) of all of the outstanding common stock of Beringer Wine Estates Company by BWEH took place on January 1, 1996 (Note 2).

We are engaged in the operation of vineyards and wineries, and the production and sale of premium bottled wine. The majority of our operations are carried out in California. We sell our wine principally in the United States to distributors for resale to retail outlets and restaurants. A substantial portion of our sales are concentrated in California and, to a lesser extent, the States of New Jersey, Texas, Illinois, and Florida. Export sales for all periods presented account for approximately 3% of net revenues.

Summary of Significant Accounting Policies

Basis of presentation. The consolidated financial statements include the accounts of BWEH and all of its subsidiaries. Intercompany transactions and balances have been eliminated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. During fiscal 2000, we changed our estimate of accrued liablilities for trade discount payments. This change had the effect of reducing selling, general and administrative expense by $2,300,000 and increasing net income by $1,408,000 in the fourth quarter.

Revenue recognition. We recognize revenue when the product is shipped and title passes to the customer. Revenue from product sold at our retail locations is recognized at the time of sale. We generally allow thirty days from the date of shipment for our customers to make payment. No products are sold on consignment.

Major customers. We sell the majority of our wines through distributors in the United States and through brokers and agents in export markets. Receivables arising from these sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of our customer base. There is common ownership in several distributorships in different states that, when considered to be one entity, represented 31.6%, 31.2% and 32.2% of revenues for the years ended June 30, 1998, 1999 and 2000, respectively. Trade accounts receivable from these distributors at June 30, 1999 and 2000 totaled $13,230,000 and $16,854,000, respectively. Our accounts receivable are presented net of an allowance for doubtful accounts totaling $255,000 at June 30, 1999 and 2000.

Inventories. Inventories are valued at the lower of cost or market. Inventory and cost of inventory sold are determined using the first-in, first-out (FIFO) method. Costs associated with growing crops, winemaking and other costs associated with the manufacturing of product for resale are recorded as inventory. In accordance with general practice in the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year.

Inventories consist of the following:

                                                                                          June 30,          June 30,
  (in thousands)                                                                           1999              2000
                                                                                         --------          --------
  Bulk wine.........................................................................     $124,105          $170,697
  Cased goods and retail............................................................      135,429           131,797
  Crop costs and supplies...........................................................       26,101            29,012
                                                                                         --------          --------
                                                                                         $285,635          $331,506
                                                                                         ========          ========

Each of the acquisitions described below in Note 2 resulted in an allocation of purchase price in excess of book value to inventory on hand at the date of purchase. This allocation of purchase price in excess of book value is referred to as inventory step-up. The Beringer, Chateau St. Jean, Stags' Leap Winery and St. Clement Vineyards acquisitions resulted in $101.9 million, $6.4 million, $14.6 million and $8.4 million in inventory step-up, respectively.

Included in inventory at June 30, 1999 and 2000 were $3.2 million and $5.9 million, respectively, of inventory step-up remaining from applying purchase accounting to the acquisitions of Chateau St. Jean, Stags' Leap Winery and St. Clement Vineyards (Note 2).

Property, plant and equipment. Property, plant and equipment is stated at the lower of cost or, if impaired, the fair value at date of impairment. Property, plant and equipment is deemed to be impaired if, on an undiscounted basis, the sum of the estimated future cash flows is less than the carrying amount of the asset. Maintenance and repairs are expensed as incurred. Costs incurred in developing vineyards, including related interest costs, are added to asset cost until the vineyards become commercially productive.

Depreciation and amortization are generally computed using the straight-line method over the estimated useful life of the assets, generally 15 to 25 years for vineyards, 40 years for buildings, 5 to 30 years for machinery and equipment, and 3 to 5 years for office furniture and fixtures. Leasehold improvements are amortized over the estimated useful lives of the improvements or the terms of the related lease, whichever is shorter.

The cost and accumulated depreciation of property, plant and equipment consist of the following:

                                                                                           June 30,           June 30,
  (in thousands)                                                                            1999                2000
                                                                                          --------           --------
   Land..............................................................................     $ 77,812           $ 82,214
   Vineyards.........................................................................       62,713             70,385
   Machinery and equipment...........................................................       69,680             70,597
   Buildings.........................................................................       35,609             38,226
   Leasehold improvements............................................................        8,865              8,979
   Furniture and fixtures............................................................        2,187              2,282
   Vineyards under development.......................................................       47,911             64,370
   Construction in progress..........................................................       20,826             46,090
                                                                                          --------           --------
                                                                                           325,603            383,143
   Less accumulated depreciation and amortization....................................      (35,779)           (48,235)
                                                                                          --------           --------
                                                                                          $289,824           $334,908
                                                                                          ========           ========

Included in property, plant and equipment are $1,356,000, $2,609,000 and $3,871,000 of interest capitalized for the years ended June 30, 1998, 1999 and 2000, respectively. All property, plant and equipment is pledged as collateral for amounts owed under our credit agreement (Note 3).

Other assets. Other assets include loan fees, long-term prepaid lease costs, and miscellaneous other assets. Loan fees are amortized over the terms of the related loans. Prepaid lease costs will be offset against future operating lease obligations.

Income taxes. Income taxes are recorded using the liability method. Under this method, deferred taxes are determined by applying current tax rates to the differences between the tax and financial reporting bases of our assets and liabilities. In estimating future tax consequences, all expected future events are considered, except for potential income tax law or rate changes.

Advertising costs. We expense costs relating to advertising either as the costs are incurred or the first time the advertising takes place. Advertising expense, including merchandising and point of sale materials charged to expense, totaled $16,118,000, $19,433,000 and $20,262,000 for the years ended June 30, 1998, 1999 and 2000, respectively. Point of sale materials are accounted for as prepaid expenses and charged to merchandising expense as utilized.

Financial instruments. We utilize financial instruments to reduce interest rate and foreign currency exchange risks. We do not enter into financial instruments for trading or speculative purposes. Payments or receipts on interest rate swap agreements are recorded in interest expense. Gains and losses on forward foreign exchange contracts, which are used to manage foreign currency exchange risk on certain oak barrel purchase commitments, are deferred and recognized as adjustments of carrying amounts of assets purchased when the hedged transaction occurs.

Stock based compensation. We use an intrinsic value based method to measure compensation cost in connection with our employee stock compensation plans, which has not historically resulted in compensation cost. Our stock option plans are discussed in Note 9.

Earnings Per Share. Basic EPS represents the income available to common stockholders divided by the weighted average number of Class A and Class B common shares outstanding during the measurement period. Diluted EPS represents the income available to common stockholders divided by the weighted average number of Class A and Class B common shares outstanding during the measurement period while also giving effect to all dilutive potential common shares that were outstanding during the period. Potential common shares consist primarily of stock options and warrants (dilutive impact calculated applying the "treasury stock method").

The table below presents the computation of basic and diluted earnings per share:

                                                                                             Year Ended June 30,
                                                                              ---------------------------------------------
  (in thousands, except per share data)                                         1998               1999               2000
                                                                              -------            -------            -------
  Numerator--Income
  Income before extraordinary item available to
     common stockholders..............................................        $11,200            $29,585            $59,094
                                                                              =======            =======            =======

  Denominator--Basic shares
  Average common shares outstanding...................................         17,108             19,554             19,660
                                                                              -------            -------            -------
  Basic EPS before extraordinary item.................................        $  0.65            $  1.51            $  3.01
                                                                              =======            =======            =======

  Denominator--Diluted shares
  Average common shares outstanding...................................         17,108             19,554             19,660
  Dilutive effect of common stock equivalents.........................          1,062                746                632
                                                                              -------            -------            -------
      Total diluted shares............................................         18,170             20,300             20,292
                                                                              -------            -------            -------
  Diluted EPS before extraordinary item...............................        $  0.62            $  1.46            $  2.91
                                                                              =======            =======            =======

Segment Reporting. We adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131") , "Disclosure about Segments of an Enterprise and Related Information" for the year ended June 30, 2000. SFAS 131 establishes standards for reporting certain information about operating segments of an enterprise. Operating segments are defined based upon the way that management organizes financial information within the enterprise for making operating decisions and assessing performance. We organize financial information by brands and product lines. These brands and product lines have been aggregated for financial reporting purposes due to similarities in economic characteristics of the brands and product lines and the similar nature of the products, production processes, customers and distribution methods. Substantially all of our revenues and assets are within the United States.

Sales Incentives At the July 19-20, 2000 meeting of the Emerging Issues Task Force of the Financial Standards Board (EITF), the EITF reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives" which requires vendors to record sales incentives as a reduction of revenue at the date of sale. The standard is effective in the first quarter of fiscal 2001 and requires reclassification of prior period financial statements. We are in the process of determining the impact that adopting the EITF will have on the fiscal 2001 financial statements.

Note 2--Acquisitions

On January 1, 1996, pursuant to a Stock Purchase Agreement among the Company, Nestle, and TPG Partners, L.P. (TPG), we acquired all of the then outstanding common stock of Beringer Wine Estates Company from Nestle (the "Beringer Acquisition"). We financed the acquisition through the issuance of common and preferred stock (Notes 7 and 8), the issuance of senior subordinated notes and the incurrence of long-term indebtedness under our credit agreement (Note 3) which eliminated short-term mezzanine financing provided by the seller.

On April 1, 1996, pursuant to an Asset Purchase Agreement between the Company and Suntory International Corporation (Suntory), we acquired the net assets of Chateau St. Jean from Suntory (the "CSJ Acquisition"). On February 28, 1997, pursuant to a Stock and Asset Purchase Agreement between the Company and Stags' Leap Winery, Inc., Stags' Leap Associates, and various individuals, we acquired all of the outstanding common stock of Stags' Leap Winery, Inc. and certain assets from Stags' Leap Associates and the various individuals (the "SLW Acquisition"). On September 1, 1999, pursuant to an Asset Purchase Agreement between the Company and Sapporo U.S.A., Inc. (Sapporo), we acquired the net assets of St. Clement Vineyards from Sapporo (the "St. Clement Acquisition"). Each acquisition has been accounted for using the purchase method of accounting.

The total cost of each acquisition follows:

                                                        Beringer             CSJ               SLW           St. Clement
(in thousands)                                         Acquisition       Acquisition       Acquisition       Acquisition
                                                       -----------       -----------       -----------       ------------
Cash paid, net of cash purchased.....................     $258,262           $29,312           $19,197            $14,608
Amount due to seller.................................       95,762                --             2,850                 --
Acquisition costs....................................       17,036             1,864             1,154                 --
                                                          --------           -------           -------            -------
   Total purchase price..............................     $371,060           $31,176           $23,201            $14,608
                                                          ========           =======           =======            =======

The allocation of purchase price to the assets acquired and liabilities assumed has been made using estimated fair values at the applicable dates of acquisition based on independent appraisals and on studies performed by management.

The purchase price allocations are summarized as follows:

                                                         Beringer             CSJ                 SLW             St. Clement
(in thousands)                                         Acquisition        Acquisition         Acquisition         Acquisition
                                                       -----------        -----------        ------------        ------------
Fair market value of assets acquired, net of cash
 purchased:
  Accounts receivable................................     $ 20,169            $ 2,627             $   813             $   266
  Inventories........................................      231,489             23,057              20,046              10,143
  Property, plant and equipment......................      178,557             10,942              12,300               6,550
  Other..............................................       17,153              2,360                 740                  --
                                                          --------            -------             -------             -------
                                                           447,368             38,986              33,899              16,959
Fair value in excess of purchase price offset
against non-current assets acquired..................          ---             (5,750)             (7,388)             (2,351)
Liabilities assumed..................................      (21,436)              (400)               (173)                 --
Deferred tax liabilities.............................      (54,872)            (1,660)             (3,137)                 --
                                                          --------            -------             -------             -------
                                                          $371,060            $31,176             $23,201             $14,608
                                                          ========            =======             =======             =======

  Results of operations of the St. Clement Acquisition are included in the Consolidated Statements of Operations since its acquisition date. The pro forma effects of the St. Clement Acquisition on the Company's Consolidated Statements of Operations were not material.

  Note 3--Long-Term Debt and Line of Credit Agreement

  In connection with the acquisition of the Company in January 1996, we entered into a credit agreement with several financial institutions and issued senior subordinated notes to certain investors. In connection with the issuance of the senior subordinated notes, the investors also received 308,294 and 123,318 of our Class A and Class B Stock Warrants, respectively (Note 9).

  The credit agreement, which was amended in December 1998, provides for a senior secured credit facility consisting of term credit and a secured revolving line of credit. The line of credit expires on January 1, 2003 and has a maximum credit available of $300.0 million. The maximum credit available will be reduced if the value or amount of certain of our assets which are used in determining the borrowing base for the line of credit fall below specified levels. The maximum credit available will also be reduced to the extent of any outstanding amounts due to growers. At June 30, 1999, we had drawn $102.1 million on the line of credit. At June 30, 2000, we had drawn $142.9 million on the line of credit. At June 30, 2000, we had one outstanding letter of credit totaling $2.5 million related to a building lease. Unused availability under the credit line was $154.6 million at June 30, 2000. Interest under the line of credit, which is payable quarterly, accrues at a rate determined under various bank interest programs ranging from 6.06% to 8.02% for the periods ended June 30, 1999 and 2000. We may, at our option, elect to convert all or any portion of outstanding indebtedness under the line of credit to a fixed interest rate. We must pay a quarterly commitment fee equal to 0.25% per annum of the average daily amount by which the maximum credit available exceeds the outstanding balance on the credit line.



  Long-term debt consists of the following:

                                                                                                June 30,           June 30,
 (in thousands)                                                                                   1999               2000
                                                                                               ---------          ---------
 Term loan, Tranche A; secured by all properties; interest rates determined under various bank interest programs (6.43% to 7.25% at June 30, 1999 and 7.25% to 8.02% at June 30,
 2000); interest payable quarterly; principal payable monthly and quarterly commencing
 April 1,1997; due July 16, 2005...........................................................    $  13,508          $  13,240

 Term loan, Tranche B; secured by all properties; interest rates determined under various bank interest programs (6.43% to 7.95% at June 30, 1999 and 7.12% to 8.03% at June 30,
 2000); interest payable quarterly; principal payable quarterly commencing January 1,
 1998; due July 16, 2005...................................................................      154,349            151,922

 Term loan, Tranche C; secured by all properties; interest rates determined under various bank interest programs (fixed at 6.86% under these programs at June 30, 1999 and 6.86% to
 8.16% at June 30, 2000); interest payable quarterly; principal payable quarterly
 commencing January 1, 2004, due October 1, 2008...........................................       58,000             70,000
                                                                                               ---------          ---------

Total debt                                                                                       225,857            235,162
Less current portion.......................................................................       (2,695)            (2,920)
                                                                                               ---------          ---------
Total long-term debt                                                                           $ 223,162          $ 232,242
                                                                                               =========          =========

Aggregate annual maturities of long-term debt at June 30, 2000 are as follows (in thousands):

(in thousands)                                              Year ending June 30,
                                                            -------------------

2001......................................................            $   2,920
2002......................................................                3,659
2003......................................................                5,505
2004......................................................                6,777
2005......................................................                8,174
Thereafter................................................              208,127
                                                                      ---------
                                                                      $ 235,162
                                                                      =========

The terms of the credit agreement contain, among other provisions, requirements for maintaining certain working capital and other financial ratios, and limit our ability to pay dividends, merge, alter the existing capital structure, incur indebtedness and acquire or sell assets.

In November 1997, we used the proceeds from our IPO to retire all of the outstanding senior subordinated notes. The early retirement of the subordinated notes resulted in a pre-tax extraordinary charge of $4,659,000 that included a $3,150,000 prepayment penalty and a $1,509,000 write-off of unamortized discount.

Note 4--Financial Instruments

We do not enter into financial instruments for trading purposes and are not party to any leveraged derivatives. Financial instruments are used to reduce the impact of changes in interest rates and foreign currency exchange rates. The principal financial instruments used are interest rate swaps and forward foreign exchange contracts. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by the counterparty. To minimize this risk, we select high-quality financial institution counterparties.

Interest rate swaps. We enter into interest rate swap agreements to manage our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. At June 30, 1999 and 2000, we had outstanding interest rate swap agreements, maturing at various dates from February 1, 2001 through January 2, 2002, with a total notional amount of $90.0 million. Under these agreements, we receive a variable rate of interest, or a weighted average rate of 5.22% and 6.65% at June 30, 1999 and 2000, respectively, and pay a weighted average fixed interest rate of 6.36% at June 30, 1999 and 2000.

The fair value of these interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. At June 30, 1999, we would have paid $733,000 to terminate the agreements. Due to increases in the indexed interest rate, we would have received $741,000 to terminate the swap agreements at June 30, 2000. The fair value is based on dealer quotes, considering current interest rates. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which was deferred from its original effective date, is now effective for years beginning after June 15, 2000. The statement requires all derivative securities to be recorded on the balance sheet at fair value and establishes "special accounting" for the different types of hedges. We plan to adopt this statement in fiscal 2001. Had we adopted the statement in fiscal 2000, we would have recorded a $454,000 after-tax increase to other comprehensive income for the fair value of our swap agreements, as described above.

Forward foreign exchange contracts. We enter into forward foreign exchange contracts to reduce the effect of fluctuating foreign currencies on certain foreign currency denominated purchase commitments. At June 30, 2000, we had oustanding forward exchange contracts with an aggregate U.S. dollar notional amount of $2,823,027 that had remaining maturities of 10 months or less. At June 30, 1999, we had outstanding forward exchange contracts with an aggregate U.S. dollar notional amount of $2,364,000 that had remaining maturities of 2 months or less.

The estimated fair value of our forward foreign exchange contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At June 30, 1999 and 2000, the difference between the contract amounts and the fair values was not significant.

Fair value of other financial instuments. The fair value of our long-term debt and line of credit is estimated based on current rates we are offered for financings of the same remaining maturities. The carrying amount of our long-term debt and line of credit approximates fair value.

Note 5--Employee Benefit Plans

We maintain a 401(k) savings plan which covers substantially all employees of the Company. Under this plan, employees can elect to contribute up to 15% (subject to certain limits prescribed by tax law) of their annual pay to the plan. We make a matching contribution of $0.50 for every dollar the employees contribute to the plan up to 6% of the employee's pay. We may also make an annual contribution to the plan solely at the discretion of the Board of Directors of the Company. Employees are immediately 100% vested in our matching contributions. Employees with less than four years of service vest ratably in any discretionary contributions we make. Our contributions for the years ended June 30, 1998, 1999 and 2000 totaled $1,257,000, $1,598,000 and $2,229,900, respectively, including discretionary contributions of $734,000, $1,062,000 and $1,503,200, respectively.

Note 6--Income Taxes

The provision (benefit) for income taxes consists of the following:

                                                                                       Year Ended June 30,
                                                                           ----------------------------------------------
(in thousands)                                                                1998              1999               2000
                                                                           --------           --------           --------
Current tax provision:
   Federal............................................................      $ 8,568           $ 16,153           $ 33,331
   State..............................................................        2,327              4,560              9,134
                                                                            -------           --------           --------
                                                                             10,895             20,713             42,465
                                                                            -------           --------           --------
Deferred tax provision (benefit):
   Federal............................................................       (4,539)            (2,676)            (4,491)
   State..............................................................       (1,155)              (518)              (485)
                                                                            -------           --------           --------
                                                                             (5,694)            (3,194)            (4,976)
                                                                            -------           --------           --------
                                                                              5,201             17,519             37,489
Tax impact of extraordinary item......................................        1,342                 --                 --
                                                                            -------           --------           --------
Total tax provision (benefit).........................................      $ 6,543           $ 17,519           $ 37,489
                                                                            =======           ========           ========

Income tax provision differs from the amount computed by multiplying the statutory federal income tax rate times income before income taxes, due to the following:

                                                                                             Year Ended June 30,
                                                                               -------------------------------------
                                                                               1998             1999            2000
                                                                               ----             ----            ----
Federal statutory tax rate.............................................        35.0%            35.0%           35.0%
State income taxes, net of federal benefit.............................         4.4%             5.6%            5.8%
Amortization of tax basis goodwill.....................................       (10.6%)           (4.0%)          (1.9%)
Other..................................................................         1.0%             0.6%           (0.1%)
                                                                               ----             ----            ----
                                                                               29.8%            37.2%           38.8%
                                                                               ====             ====            ====

The approximate effect of temporary differences that give rise to deferred tax balances are as follows:

(in thousands)                                                                              1999               2000
                                                                                         ---------          ---------
Gross deferred tax assets
   Liabilities and accruals..........................................................    $   2,620          $   2,703
   Inventories.......................................................................        7,077             11,480
   State taxes.......................................................................        1,596              3,197
                                                                                         ---------          ---------
                                                                                            11,293             17,380
                                                                                         ---------          ---------
Gross deferred tax liabilities
   Property, plant and equipment.....................................................      (36,065)           (37,753)
                                                                                         ---------          ---------
Net deferred tax liabilities.........................................................    $ (24,772)         $ (20,373)
                                                                                         =========          =========

In the year ended June 30, 2000, we recognized certain tax benefits related to stock option plans in the amount of $609,000. These benefits were recorded as a decrease in income taxes payable and an increase in paid-in-capital.

Note 7--Redeemable Preferred Stock

In 1996, we authorized 2,000,000 shares of Series A Preferred Stock (Preferred Stock) with a par value of $0.0001 per share. The Preferred Stock was non-voting and senior to all other classes and series of our stock. The Preferred Stock had a semi-annual dividend rate per share of 7% of the liquidation value of $100 per share. Dividends on the Preferred Stock issued in 1996 were paid in additional shares of Preferred Stock. The liquidiation value of the Preferred Stock, in the event of an involuntary conversion was equal to the previously stated liquidation value of $100 per share.

In January and September 1996, we issued 300,000 shares and 3,548 shares, respectively, of Preferred Stock, resulting in net proceeds to the Company of $27,049,000 and $318,000, respectively. During the years ended June 30, 1997 and 1998, dividends accrued and paid in additional shares of Preferred Stock amounted to 46,703 and 18,034 shares, respectively.

In November 1997, we used net proceeds from our IPO to redeem all outstanding shares of the Preferred Stock. The early redemption of the Preferred Stock resulted in a $2,500,000 reduction of net income allocable to common stockholders, which represented the accelerated accretion of the original issue discount remaining on the redemption date.

Note 8--Common Stock and Other Stockholders' Equity

We have authorized 2,000,000 shares of Class A Common Stock, par value $0.01 per share, and 38,000,000 shares of Class B Common Stock, par value $0.01 per share. Each share of Class A Common Stock is entitled to twenty votes and each share of Class B Common Stock is entitled to one vote on all matters submitted to a vote of the stockholders of the Company. Generally, all matters to be voted upon by stockholders must be approved by a majority of the votes entitled to be cast by all shares of Class A Common Stock and Class B Common Stock, voting together as a single class. Holders of Class A Common Stock and Class B Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors, subject to preferences applicable to any then outstanding preferred stock. In the event of liquidation, dissolution or winding up of the Company, holders of the Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding preferred stock (Note 7).

The Class A Common Stock is convertible at the option of the holder, on a one-for-one basis, into shares of Class B Common Stock. Additionally, upon the approval of a majority of the shares of Class A Common Stock, the Class A stockholders can be required to convert their shares into shares of Class B Common Stock on a one-for-one basis.

In September 1996, we issued 11,980 shares and 224,380 shares, respectively, of Class A Common Stock and Class B Common Stock, resulting in net proceeds to the Company of $825,000, net of notes receivable from stockholders of $356,000. In March 1997, we issued 833,334 shares of Class B Common Stock, resulting in net proceeds to the Company of $4,955,000, net of notes receivable from stockholders of $46,000.

In October 1997, we issued, in an initial public offering, 4,920,000 shares of Class B Common Stock and issued 600,000 shares of Class B Common Stock directly to holders of the Series A Preferred Stock. These issuances of common stock resulted in net proceeds to the Company of $132,476,000. All outstanding warrants were exercised resulting in issuance of 431,612 shares of Class B common stock.

During the year ended June 30, 1999, 63,348 options were exercised resulting in proceeds of $444,672 to the Company and the retirement of 6,286 shares of Class B Commom Stock. During the year ended June 30, 2000, 188,796 options were exercised, resulting in proceeds of $1,648,436 to the Company and the retirement of 15,174 shares of Class B Common Stock. We also issued 80,243 and 16,722 Class B Common Stock shares during the years ended June 30, 1999 and 2000, respectively, in connection with the Employee Stock Purchase Plan (Note 9).

In lieu of cash compensation, we have also issued 10,072, 2,415 and 2,376 shares of Class B Common Stock to Directors for the years ended June 30, 1998, 1999 and 2000, respectively.

Notes receivable from stockholders, who are also our employees, bear interest at the prime rate (8.50% at June 30, 1998, 7.75% at June 30, 1999 and 9.50% at June 30, 2000), are due ten years from their date of issuance, and are secured by shares of our stock. The notes become due upon termination of the holders' employment or upon sale of the underlying security.

Note 9--Stock Option and Employee Stock Purchase Plans

We have two stock option plans, two option agreements, an employee stock purchase plan and an Omnibus plan that are described below. We apply APB 25 and related Interpretations in accounting for our plans. No compensation cost has been recognized for our stock option plans because grants have been made at exercise prices at or above fair market value of the common stock on the date of grant.

The fair value of the common stock on the date of grant for 1,263,584 of the 2,976,051 total options granted under our stock option plans and option agreements approximated $5-$6 per share, which was determined based on the approximate purchase value for the Company on January 1, 1996 (Note 2). The remaining options were granted at exercise prices ranging from $6 to $43 per share. Had the minimum value of the options been calculated in accordance with FAS 123, net income allocable to common stockholders would have been $6,739,000, $27,661,000 and $56,477,000, respectively, and net income per diluted share would have been $0.37, $1.36 and $2.78, respectively, for the year ended June 30, 1998, 1999 and 2000.

For purposes of calculating compensation cost under FAS 123, the minimum fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1999 and 2000, respectively: dividend yield of 0% for all years; expected volatility of 42% for fiscal 1998, 54% for fiscal 1999 and 41% for fiscal 2000; risk-free interest rates of 5.95%, 4.22% and 6.06%; and, expected lives of three to seven years for all years.

Stock Option Plans

We have two option plans and had two option agreements: the 1996 Stock Option Plan, the 1998 Option Plan, the MAR Stock Option Agreement and the Silverado Stock Option Agreement.

Under the 1996 Stock Option Plan, we are authorized to grant both incentive and non-qualified stock options for up to 2,205,604 shares of Class B Common Stock to selected employees at an exercise price not less than 100% of the fair market value on the date of grant. Options vest over five years and expire after ten years from the date of grant. We have granted 2,025,521 stock options under this plan at June 30, 2000.

Under the 1998 Stock Option Plan, we are authorized to grant both incentive and non-qualified stock options for up to 200,000 shares of Class B Common Stock to selected employees at an exercise price not less than 100% of the fair market value on the date of grant. The options will vest over a period determined on the date of grant and will expire after ten years from the date of grant. We have granted 192,550 stock options under this plan at June 30, 2000. The balance of the shares authorized were subsequently transferred to the 1996 Stock Option Plan. This plan will not be used for any further grants.

Under the MAR Stock Option Agreement, we were authorized to grant stock options for up to 60,000 shares of Class B Common Stock. Each option was immediately vested from the date of grant and no option was exercisable after ten years from the date of grant. All options under this agreement have been granted and were exercised during fiscal 1998.

Under the Silverado Stock Option Agreement, we were authorized to grant both incentive and non-qualified stock options for up to 697,980 shares of Class B Common Stock. Each option was immediately vested from the date of grant and no option was exercisable after ten years from the date of grant. All options under this agreement have been granted and were exercised during fiscal 1998.

Information regarding these option plans for the fiscal years 1999 and 2000 are as follows:

                                                                            Option Shares Outstanding
                                                      ----------------------------------------------------------------------
                                                                                               Weighted
                                                         Shares                                Average
                                                       Available             Options           Exercise            Options
                                                       for Grant             Granted            Price            Exercisable
                                                      -----------           ---------         ---------         ------------
Balance at June 30, 1998............................    1,061,858           1,343,746             16.46              285,537
Options granted.....................................     (385,300)            385,300             41.20
Options cancelled...................................       35,700             (35,700)            31.13
Options exercised...................................                          (63,348)            10.88
                                                        ---------           ---------
Balance at June 30, 1999............................      712,258           1,629,998             22.21              530,122
Options granted.....................................     (484,625)            484,625             39.58
Options cancelled...................................       80,465             (80,465)            36.22
Options exercised...................................                         (188,796)            11.81
                                                        ---------           ---------
Balance at June 30, 2000............................      308,098           1,845,362             27.52              598,058
                                                        =========           =========

The weighted average exercise price of options exercisable at June 30, 1999 and 2000 was $9.41 and $11.38 per share, respectively. At June 30, 2000, the 1,845,362 options outstanding had a range of exercise price from $5 to $43 and a range of expiration dates from December 2002 to May 2010.

Stock Warrants

In connection with the sale of the senior subordinated notes (Note 3), we issued 308,294 and 123,318, respectively, of detachable Series A and Series B Stock Warrants to the senior subordinated note holders. The warrants were allocated an imputed fair value of $1,848,000 on the date of issuance, resulting in a discount in face amount of the senior subordinated notes, using the Black-Scholes Option pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 45%; risk free interest rate of 5.23%; and an expected life of 10 years. Each Series A and Series B Stock Warrant provides the holder the right to purchase one share of Class B Common Stock in exchange for one Series A or Series B Stock Warrant plus one cent. All warrants were exercised during fiscal 1998.

Employee Stock Purchase Plan

We adopted the 1997 Employee Stock Purchase Plan (ESPP) and reserved 200,000 shares of Class B Common Stock for issuance under the ESPP. The ESPP allows eligible employees the right to purchase Class B Common Stock at the lower of 85% of the fair value on the date the Company grants the right to purchase or 85% of the fair value on the date of purchase. Employees, through payroll deductions of no more than 15% of their base compensation, subject to certain other limits, could exercise their rights to purchase for the period specified in the related offering. We pay all of the administrative expenses of the ESPP. This plan is no longer used and the program survives under the 1998 Incentive Stock Plan.

Omnibus Plan ("1998 Incentive Stock Plan")

We adopted the Omnibus or 1998 Incentive Stock Plan and reserved 300,000 shares of Class B Common Stock for issuance under this plan. This plan permits the issuance of shares under an employee stock purchase program, the grant of stock options and the grant of restricted Class B Common Stock. In the year ending June 30, 2000, we issued 14,000 shares of restricted stock under this plan.

Note 10--Related Party Transactions

We regularly enter into transactions with related parties on terms which we believe are similar to like transactions with third parties.

We recorded rent expense of $948,000 in each of the years ended June 30, 1998, 1999 and 2000, related to the lease of warehouse space from a partnership consisting of certain directors of the Company.

Minimum rental payments under this non-cancelable operating lease at June 30, 2000 are as follows:

(in thousands)                                  Year ending June 30,
                                                --------------------


2001...........................................         $  948
2002...........................................            948
2003...........................................          1,152
2004...........................................          1,152
2005...........................................          1,152
Thereafter.....................................          1,152
                                                        ------
                                                        $6,504
                                                        ======


Note 11--Commitments and Contingencies

We lease some of our office space, warehousing facilities, vineyards and equipment under non-cancelable and month-to-month operating leases. Certain of these leases have options to renew. Rental costs under these operating leases amounted to $10,830,000, $16,540,000 and $19,263,000, respectively, for the years ended June 30, 1998, 1999 and 2000. Minimum rental payments under non-cancelable operating leases at June 30, 2000 are as follows (in thousands):

(in thousands)                                    Year ending June 30,
                                                  --------------------

2001............................................        $ 20,265
2002............................................          19,787
2003............................................          19,555
2004............................................          19,495
2005............................................          16,870
Thereafter......................................         122,418
                                                        --------
                                                        $218,390
                                                        ========


We have contracted with various growers and certain wineries to supply a significant portion of our future grape requirements and a portion on of our future bulk wine requirements. While most of these contracts call for prices to be determined by market conditions, several contracts provide for minimum grape purchase prices.

We are subject to litigation in the ordinary course of business. In our opinion, after consultation with legal counsel, the ultimate outcome of existing litigation will not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Note 12--Quarterly Financial data

Unaudited quarterly financial data for the fiscal years ended June 30, 1999 and 2000 are as follows:

(in thousands, except per share data, unaudited)              Quarter 1        Quarter 2        Quarter 3        Quarter 4
                                                              ----------       ----------       ----------       ----------
Year ended June 30, 2000
Net revenues................................................     $90,457         $131,232         $106,088         $111,028
Gross profit................................................      44,480           63,773           51,526           54,461
Net income..................................................       7,691           12,901           26,727           11,775
Basic EPS...................................................        0.39             0.66             1.36             0.60
Diluted EPS.................................................        0.38             0.64             1.31             0.58

Year ended June 30, 1999
Net revenues................................................     $75,020         $112,573         $ 93,204         $ 95,357
Gross profit................................................      34,378           52,677           43,952           47,117
Net income..................................................       4,004            8,359            7,635            9,587
Basic EPS...................................................        0.21             0.43             0.39             0.49
Diluted EPS.................................................        0.20             0.41             0.38             0.47

                       Report of Independent Accountants


     To the Board of Directors and Stockholders of Beringer Wine Estates Holdings, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Beringer Wine Estates Holdings, Inc. and its subsidiaries at June 30, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     /s/ PricewaterhouseCoopers LLP
     ------------------------------
     PricewaterhouseCoopers LLP
     San Francisco, California
     August 3, 2000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information for Directors and executive officers required by this item follows:

Name                     Age                       Position
--------------------------------------------------------------------------------

Walter T. Klenz           55  President, Chief Executive Officer and Chairman of
                              the Board of Directors
Richard L. Adams          49  Director
David Bonderman           57  Director
Randy Christofferson      43  Director
James G. Coulter          40  Director
Timm F. Crull             69  Director
William A. Franke         63  Director
E. Michael Moone          60  Director
William S. Price III      44  Director
Jesse Rogers              43  Director
George A. Vare            63  Director
Peter F. Scott            47  Executive Vice President, Chief Financial and
                              Administrative Officer
James W. Watkins          44  Executive Vice President, Chief Operating Officer
Robert E. Steinhauer      59  Senior Vice President, Vineyard Operations
Edward B. Sbragia         51  Senior Vice President, Winemaster
Janelle E. Thompson       51  Vice President, Marketing and Hospitality
Richard G. Carter         56  Vice President, Sales
Martin L. Foster          54  Vice President, Investor Relations
A. Tor Kenward            52  Vice President, Winery Communications
Thomas W. Peterson        48  Vice President, Sonoma Operations and Winemaking
Ben Lawrence              43  Vice President, Human Resources
Douglas A. Walker         44  Vice President, Corporate Planning
Lloyd P. Chasey           45  Vice President, Finance and Controller
Douglas W. Roberts        48  Vice President, General Counsel and Secretary

Walter T. Klenz has been a director since January 1996 and became Chairman of the Board in August 1997. Mr. Klenz joined us in 1976 as director of marketing for the Beringer brand, and has served as our President and Chief Executive Officer since 1990. From 1984 until 1990, he served as Senior Vice President, Finance and Operations.

Mr. Adams has been a director since January 1996. Mr. Adams is partner of the law firm Worsham, Forsythe & Wooldridge, L.L.P. He has been employed by that firm since 1978.

Mr. Bonderman has been a director since January 1996. Mr. Bonderman is a principal of Texas Pacific Group, a partnership he co-founded in 1992. He currently serves on the Boards of Directors of Continental Airlines, Inc.; Realty Information Group; Denbury Resources, Inc.; Bell & Howell Company; Virgin Cinemas Limited; Ducati Motor Holdings, S.p.A.; GPA/Aerfi; J. Crew Group, Inc.; Oxford Health Plans, Inc.; Rynair, Ltd. and Washington Mutual, Inc.

Mr. Christofferson has been a director since January 1996. Mr. Christofferson is Chief Executive Officer of Walker Digital since 1999. He served as President of First USA Bank from 1995 until 1999, and from 1990 to 1995 held various positions in the travel and related service business of American Express. He currently serves on the Board of Directors of Walker Digital and Monogram Credit Card Services.

Mr. Coulter has been a director since January 1996. Mr. Coulter served as Co-Chairman of the Board from January 1996 to August 1997. Mr. Coulter is a principal of Texas Pacific Group, a partnership he co-founded in 1992. Mr. Coulter currently serves on the Boards of Directors of J. Crew Group, Inc.; Oxford Health Plans, Inc.; Virgin Entertainment Group, Ltd.; Northwest Airlines Corporation; Genesis Eldercare, Inc.; and Globespan, Inc.

Mr. Crull has been a director since January 1996. Mr. Crull was Chairman of the Board of Nestle USA from 1991 to 1994, and is currently a member of the Boards of Directors of Hallmark Cards; and Smart & Final Inc.

Mr. Franke has been a director since January 1996. Mr. Franke has been Chairman, President and Chief Executive Officer of America West Holdings Corporation and since 1992 has been Chairman of the Board of its principal subsidiary, America West Airlines, Inc. He served as America West's Chief Executive Officer from 1993 to 1997, and resumed these duties in 1999. Mr. Franke is the owner and president of Franke & Company, Inc., a financial advisory firm, and a managing partner of Newbridge Latin America, L.P., a private equity investment fund. He is also a director of Central Newspapers, Inc., publisher of the Phoenix and Indianapolis morning newspapers, Phelps Dodge Corporation, a major mining and manufacturing company, and AerFi Group, plc., an entity involved in aircraft financing and leasing.

Mr. Moone has been a director since January 1996. Mr. Moone has been Chairman of Napa Valley Kitchens in St. Helena, California, Chairman of Luna Vineyards in Napa, California and Chairman and a managing partner of Silverado Equity Partners, L.P. ("Silverado Partners") since 1995. From 1990 to 1992, Mr. Moone served as President and Chief Executive Officer of Stouffer Foods Corporation, where he also served as President of Nestle Frozen Food Company. He is currently a member of the Board of Directors of Ruiz Mexican Foods, Inc.

Mr. Price has been a director since January 1996. Mr. Price served as Co-Chairman of the Board from January 1996 to August 1997. Mr. Price is a principal of Texas Pacific Group, a partnership he co-founded in 1992. Mr. Price currently serves on the Boards of Directors of Aerfi; Continental Airlines, Inc.; Belden & Blake Corporation; Del Monte Holdings; Denbury Resources, Inc.; Punch plc.; Favorite Brands, Inc.; Zilog, Inc.; and Vivra Specialty Partners, Inc. Mr. Price is also an officer of Newbridge Investment Partners.

Mr. Rogers has been a director since January 1996. Mr. Rogers has been an officer of Bain & Company, Inc., an international strategic consulting firm, since 1989, where he currently serves as a director. He is currently a member of the Boards of Directors of Bain & Company, Inc.; Ruiz Food Products, Inc. and the United Way of the Bay Area.

Mr. Vare has been a director since January 1996. Mr. Vare has been President of Luna Vineyards and a managing partner of Silverado Partners since 1995. From 1991 to 1994, Mr. Vare was President and Chief Executive Officer of the Henry Wine Group, then the fourth largest California wine wholesaler.

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

Ben Lawrence joined us in 2000 as our Vice President, Human Resources. From 1991 to January 2000, he was employed by the Clorox Company, and most recently held the position of Vice President, International Human Resources.

Douglas A. Walker joined us in 1996 as our Vice President, Corporate Planning. From 1993 to 1996, he served as the President of Chateau St. Jean winery.

Lloyd P. Chasey joined us in 2000 as our Vice President, Finance and Controller. From 1982 to 2000, he was employed by The Clorox Company, and most recently held the position of Vice President, Financial Reporting & Systems.

Douglas W. Roberts joined us in 1976 and has served as our Secretary since 1990. He was appointed Vice President, General Counsel in 1997.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 9, 2000, to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 9, 2000, to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 9, 2000, to be filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements: Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II of this Form 10-K.

2. Financial Statement Schedules: Financial Statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits: The Exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

       Exhibits: previously filed

       2.1     Stock Purchase Agreement by and among Nestle Holdings, Inc., NOTG
               Holdings, Inc., Silverado Partners Acquisition Corp. and TPG
               Partners, L.P., dated as of November 17, 1995, as amended on
               December 28, 1995. (1)
       3(i)    Form of Restated Certificate of Incorporation, as filed with the
               Secretary of State of the State of Delaware on November 4, 1997.
               (2)
       3(ii)   Bylaws of the registrant, amended May 11, 1999
       10.1    Registrant's 1996 Stock Option Plan and Incentive Stock Option
               and Non-Qualified Stock Option Agreements. (1)
       10.5    Registrant's 1998 Incentive Stock Plan. (4)
       10.6    Form of Indemnity Agreement between the Registrant and its officers and directors. (1)
       10.7    Third Amended and Restated Credit Agreement between Beringer Wine
               Estates Company and Pacific Coast Farm Credit Services, ACA, as
               agent on behalf of several lenders dated as of December 10, 1998.
               (5)
       10.8    Wine Distributorship Agreement between Registrant and Southern
               Wine & Spirits of America, Inc. effective as of October 1, 1996, as amended. (Confidential treatment granted for part of this document.) (1)

       10.9 Grape, Juice and Wine Purchase Agreement between Delicato Vineyards and the Registrant dated December 31, 1996. (Confidential treatment granted for part of this document.) (1)

       10.10 Five Year Evergreen Contract for White Zinfandel Wine from Lodi between Registrant and Bronco Wine Company dated May 15, 1997, as revised June 3, 1997. (Confidential treatment granted for part of this document.) (1)

       21      Subsidiaries of the registrant. (3)
       23.1    Consent of PricewaterhouseCoopers LLP
       27.1    Financial Data Schedule

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

  (b)  Reports on Form 8-K:

       No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Beringer Wine Estates Holdings, Inc.

                                 August 28, 2000

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

  SIGNATURE                                     TITLE                         DATE
  /s/  Walter T. Klenz         Chairman of the Board, President &
  --------------------------   Chief Executive Officer                   August 28, 2000
  Walter T. Klenz

  /s/  Peter F. Scott          Executive Vice President, Chief
  --------------------------   Financial & Administrative Officer        August 28, 2000
  Peter F. Scott

  /s/  Lloyd P. Chasey         Vice President, Finance and
  --------------------------   Controller & Chief Accounting Officer     August 28, 2000
  Lloyd P. Chasey

  /s/  Richard L. Adams        Director                                  August 28, 2000
 ---------------------------
  Richard L. Adams

  /s/  David Bonderman         Director                                  August 28, 2000
 ----------------------------
  David Bonderman

  /s/  Randy Christofferson    Director                                  August 28, 2000
 ----------------------------
  Randy Christofferson

  /s/  James G. Coulter        Director                                  August 28, 2000
  ---------------------------
  James G. Coulter

  /s/  Timm F. Crull           Director                                  August 28, 2000
 ----------------------------
  Timm F. Crull

  /s/  William A. Franke       Director                                  August 28, 2000
 ----------------------------
  William A. Franke

  /s/  E. Michael Moone        Director                                  August 28, 2000
 ----------------------------
  E. Michael Moone

  /s/  William S. Price III    Director                                  August 28, 2000
 ----------------------------
  William S. Price III

  /s/  Jesse Rogers            Director                                  August 28, 2000
 ----------------------------
  Jesse Rogers

  /s/  George A. Vare          Director                                  August 28, 2000
 ----------------------------
  George A. Vare