Form 10-K/A
period 2000-06-30
BERINGER WINE ESTATES HOLDINGS INC
filed 2000-09-01
CIK 1041891

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1
                                       to
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended June 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to

                               ----------------

                       Commission File Number: 000-23175

                               ----------------

                      BERINGER WINE ESTATES HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                 68-0370340
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

            610 Airpark Road, P.O. Box 4500, Napa, California 94558
              (Address of principal executive offices) (Zip Code)

                                 (707) 259-4500
              (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                     Class B Common Stock, Par Value $0.01

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

   As of August 28, 2000, there were issued and outstanding (i) 1,337,962 shares of Class A Common Stock and (ii) 18,439,214 shares of Class B Common Stock.

================================================================================

                               TABLE OF CONTENTS

                                                                         Page
                                                                         ----
 ITEM 11.  EXECUTIVE COMPENSATION......................................    1

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..................................................    4

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    5

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

   The following table sets forth the cash compensation paid by the Company in Fiscal Years 1998-2000 as well as certain other compensation paid, awarded or accrued for those years to the Company's Chief Executive Officer and the other four highest-paid executive officers during the 2000 fiscal year.

                                                                Long-Term Compensation
                                                             -----------------------------
                                   Annual Compensation              Awards         Payouts
                              ------------------------------ --------------------- -------
                                Base            Other Annual Restricted Securities  LTIP    All Other
Name and Principal             Salary   Bonus   Compensation   Stock    Underlying Payouts Compensation
Position                 Year   ($)     ($)(2)     ($)(3)      Awards    Options     ($)      ($)(1)
------------------       ---- -------- -------- ------------ ---------- ---------- ------- ------------
Walter T. Klenz......... 2000 $400,000 $253,460                   0       25,000       0     $25,429
 President, Chief        1999 $380,000 $462,500                   0       45,000       0     $28,128
 Executive Officer and   1998 $350,000 $ 97,500                   0       68,000       0     $26,113
 Chairman of the Board
 of Directors

Peter F. Scott.......... 2000 $325,000 $ 83,100                   0       12,000       0     $13,739
 Executive Vice-         1999 $235,833 $217,000                   0       12,000       0     $19,116
 President Chief         1998 $225,000 $ 20,000                   0       24,000             $10,782
 Financial and
 Administrative Officer

Edward B. Sbragia....... 2000 $275,000 $ 96,200                   0       11,000       0     $10,804
 Senior Vice-President   1999 $240,000 $115,000                   0       12,000       0     $16,275
 and Winemaster          1998 $225,000 $ 34,650                   0       24,000       0     $15,946

James W. Watkins (4).... 2000 $266,042 $100,000   $73,252         0      135,000       0         --
 Executive Vice          1999      --       --                    0          --        0         --
 President Chief         1998      --       --                    0          --        0         --
 Operating Officer

Robert E. Steinhauer.... 2000 $234,513 $ 72,800                   0        9,000       0     $ 9,604
 Senior Vice-President   1999 $212,000 $103,000                   0       12,000       0     $11,360
 Vineyard Operations     1998 $200,000 $ 31,500                   0       24,000       0     $14,145

--------
(1) These amounts represent matching contributions made by the Company under its 401-K, Executive Savings Plan, Executive Deferred Compensation Plans plus the Basic and Special Contributions to the 401-K Plan.

(2) The bonus paid in fiscal 1998 was for the six month period beginning January 1, 1997 and ending June 30, 1997. The period was changed in connection with the change from a calendar year to a fiscal year ending June 30.

(3) The Other Annual Compensation that Mr. Watkins received was for moving expenses in connection with accepting his position with Beringer Wine Estates.

(4) Mr. Watkins joined the Company in September 1999.

   The following table presents additional information concerning the option awards shown in the Summary Compensation Table for fiscal year 2000. These options to purchase Class B Common Stock were granted to the named executive officers under the 1996 Stock Option Plan.

                          OPTION GRANTS IN FISCAL 2000

                                        Individual Grants
                         -----------------------------------------------
                                         Percent of                       Potential Realizable
                           Securities      Total                            Value at Assumed
                           Underlying     Options                        Annual Rates of Stock
                         Options Granted Granted to Exercise             Price Appreciation for
                               (2)       Employees   of Base                Option Term (1)
                         --------------- in Fiscal    Price   Expiration ----------------------
          Name            Date   Number     Year    ($/share)    Date        5%         10%
          ----           ------- ------- ---------- --------- ---------- ---------- -----------
Walter T. Klenz......... 9/15/99  25,000   4.7909    $40.50    9/15/09   $1,649,250 $ 2,626,250
 President, Chief
 Executive Officer and
 Chairman of the Board
 of Directors
Peter F. Scott.......... 9/15/99  12,000   2.2996    $40.50    9/15/09   $  791,640 $ 1,260,600
 Executive Vice-
 President Chief
 Financial and
 Administrative Officer
Edward B. Sbragia....... 9/15/99  11,000   2.1080    $40.50    9/15/09   $  725,670 $ 1,155,550
 Senior Vice-President
 and Winemaster
James W. Watkins........ 8/11/99 135,000  25.8707    $38.19    8/10/09   $8,398,011 $13,373,100
 Executive Vice-
 President Chief
 Operating Officer
Robert E. Steinhauer.... 9/15/99   9,000   1.7247    $40.50    9/15/09   $  593,730 $   945,450
 Senior Vice-President
 Vineyard Operations

--------
(1) These dollar amounts are not intended to forecast future appreciation of the common stock price. There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% or 10% annual rates of compounded stock price appreciation or at any other defined level. Unless the market price of the shares appreciates over the option term, no value will be realized from the option grants made to the executive officers. Any gain to the executives resulting from common stock appreciation would benefit all stockholders of the common stock.

(2) The option grants to the named executive officers were made at the fair market value at the time of grant. These options are exercisable on the fifth anniversary of the grant, except for those granted to Mr. Watkins, whereby 27,000 shares are exercisable on each of the next five anniversaries of the grant.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

   The following table shows information for the named executive officers, concerning:

     (i) exercises of stock options during 2000; and

     (ii) the amount and values of unexercised stock options as of June 30, 2000.

         Aggregated Option Exercises in 2000 and Year-End Option Values

                           Number of                 Number of Securities      Value of Unexercised
                          Securities                  Underlying Options           In-the-Money
                          Underlying      Value           Granted (#)         Options at Year-End ($)
                            Options     Realized   ------------------------- -------------------------
Name                     Exercised (#)     ($)     Exercisable Unexercisable Exercisable Unexercisable
----                     ------------- ----------- ----------- ------------- ----------- -------------
Walter T. Klenz.........    11,684     $384,788.04   103,930      145,654    $3,670,080   $5,143,480
 President, Chief
 Executive Officer and
 Chairman of the Board
 of Directors

Peter F. Scott..........         0     $      0.00    56,000       82,000    $1,977,528   $2,895,666
 Executive Vice-
 President Chief
 Financial and
 Administrative Officer

Edward B. Sbragia.......         0     $      0.00    57,188       55,186    $2,019,480   $1,948,783
 Senior Vice-President
 and Winemaster

Robert E. Steinhauer....    20,057     $608,373.88    37,131       53,186    $1,311,207   $1,878,157
 Senior Vice-President
 Vineyard Operations

James W. Watkins........         0     $      0.00    27,000      108,000    $  953,451   $3,813,804
 Executive Vice-
 President Chief
 Operating Officer

Director Compensation

   Each director (except Walter T. Klenz, who is an employee) receives $2,500 for each Company Board meeting attended. Directors had been allowed to elect to receive this compensation in cash, in shares of the Company's Class B Common Stock or 50% in cash and 50% in stock. The program whereby the directors were allowed to receive stock of the Company as compensation for attending meetings of the Company Board was voluntarily suspended by the Company Board at a meeting held on August 22, 2000. All eligible directors currently elect to receive all the Board meeting compensation in cash. Company Board members are also paid $1,000 for each committee meeting they attend. Company Board members are reimbursed for travel expenses to the meetings. They also each receive ten cases of the Company's wines each year. Employee directors are not eligible for any additional compensation for service on the Company Board or its committees.

             Employment Agreements and Change in Control Agreements

Severance Agreements

   We entered into a severance agreement with Ben Lawrence on December 27, 1999. In the event Mr. Lawrence is terminated without cause, or his position is eliminated, within the two years following the starting date of his employment, he is entitled to receive nine months of his then current salary as severance. We entered into a severance agreement with Lloyd Chasey on May 30, 2000. In the event Mr. Chasey is terminated without cause, or his position is eliminated, within the two years following the starting date of his employment, he is entitled to receive twelve months of his then current salary as severance. We entered into a severance agreement with Ivano Reali on March 13, 2000. In the event Mr. Reali is terminated without cause, or his position is eliminated, within the three years following the starting date of his employment, he is entitled to receive one year of his then current salary as severance. If Mr. Reali is terminated without cause following the third anniversary of his starting date, he is entitled to receive six months salary as severance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information as of August 22, 2000 with respect to the beneficial ownership of the outstanding shares of Class A Common Stock and Class B Common Stock by (i) all persons owning of record, or beneficially to the knowledge of the Company, more than five percent of the outstanding shares of any class, (ii) each director and executive officer of the Company individually, and (iii) all directors and executive officers of the Company as a group.

                                                               Shares of
                                                              Common Stock
                                                          --------------------
                                                          Beneficially Percent
Name                                                         Owned      Owned
----                                                      ------------ -------
Walter T. Klenz..........................................     182,010    **
Robert E. Steinhauer.....................................      81,813    **
Edward B. Sbragia........................................      94,205    **
Peter F. Scott...........................................      61,101    **
James W. Watkins.........................................      27,000    **
Richard L. Adams.........................................       2,746    **
David Bonderman..........................................  *9,542,007   46.71%
Randy Christofferson.....................................       6,264    **
James G. Coulter.........................................  *9,542,007   46.71%
Timm F. Crull............................................     158,099    **
William A. Franke........................................       3,144    **
E. Michael Moone.........................................     526,938    2.58%
William S. Price III.....................................  *9,542,007   46.71%
Jesse Rogers.............................................      25,109    **
George A. Vare...........................................     207,840    1.02%
Texas Pacific Group and its related entities.............   9,542,007   46.71%
All directors and executive officers as group included
 those named above.......................................  11,236,061   55.00%
Wellington Management Company, LLC.......................   1,480,800    7.25%
Capital Research & Management............................   1,479,600    7.24%

--------
* Denotes stock owned by TPG Partners, L.P. and three of its related limited partnerships ("TPG"). Mr. Bonderman, Mr. Coulter and Mr. Price are officers of TPG Advisors, Inc., which ultimately controls TPG. Each of them disclaims beneficial ownership of Shares except to the extent of their respective proportionate interest in each entity. TPG maintains an office of 301 Commerce Street, Suite 3300, Fort Worth, Texas 76120.

** owns less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Rutherford Quarry Vineyard, which is owned by a family trust for which Timm Crull is a trustee, has a long-term crop share agreement with Beringer Wine Estates Company, as subsidiary of the Company ("BWEC"). During fiscal 2000 the trust was paid $42,214.51 under this agreement.

   William S. Price III controls Sand Hill L.L.C. This company operates Durrell Vineyards, a well-established and renowned vineyard in the Carneros and Sonoma Valley appellations of Sonoma Valley appellations of Sonoma County, California. In fiscal 1998 Mr. Price's company entered into a multi-year agreement with BWEC to supply grapes from Durrell Vineyards. During fiscal 2000 this company was paid $244,755.89 for these grapes.

   BWEC entered into a warehouse lease agreement in December 1990 with a partnership in which E. Michael Moone and Walter T. Klenz hold interests. BWEC paid this partnership rent expense payments of $1,045,671 in fiscal 2000 and the rent is scheduled to increase in fiscal 2001.

   BWEC sold wine in the amount of $13,990 to America West Airlines in fiscal 2000. William A. Franke is Chairman and Chief Executive Officer of America West Airlines.

   The Company made loans to Walter T. Klenz and Edward G. Sbragia in 1996 to purchase our common and preferred stock. These loans bear interest at the prime rate and are secured by 21,124 and 12,342 shares, respectively, of common stock. These loans were paid in full in fiscal 2000. We made a $300,000 loan to Mr. Watkins on October 15, 1999, payable on October 14, 2005, in connection with our offer of employment. This loan has an interest rate of 5.8% and interest is payable on or about September 15 of each year of the term. The principal balance is forgiven at the rate of $50,000 per year. In the event Mr. Watkins is terminated for cause, the loan is payable in full within 30 days.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 10-K for the fiscal year ended June 30, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BERINGER WINE ESTATES HOLDINGS, INC.

                                                 /s/ Douglas W. Roberts
                                          By __________________________________
                                                     Douglas W. Roberts
                                              Vice President, General Counsel
                                                       and Secretary

Date: September 1, 2000